Form 10QSB
period 2002-06-20
GINSENG FOREST INC
filed 2002-08-14
CIK 1171331

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)
     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 2002

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
    ACT
       For the transition period from _____________ to ______________

 Commission file number _________________________________

                      Ginseng Forest, Inc.
                 -----------------------------
    (Exact name of small business issuer as specified in its
                            charter)

              Nevada                        86-1012155
          --------------                  ---------------
     (State or jurisdiction of    (I.R.S. Employer Identification
  incorporation or organization)               No.)

                     3812 North Gallatin Street
                           Mesa, AZ 85215
                  ---------------------------------
              (Address of principal executive offices)

                         (480) 985-0749
                      --------------------
                   (Issuer's telephone number)

                ------------------------------------
           (Former name, former address and former fiscal
                year, if changed since last report)


        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court. Yes No

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock, 3,768,000 shares issued and outstanding as of  June
30, 2002.

Transitional  Small Business Disclosure Format (Check  one): Yes [ ] No [ ]



PAGE-1-



                        TABLE OF CONTENTS

                                                              PAGE

PART I - FINANCIAL INFORMATION                                  3

 Item 1. Financial Statements.                                  3
 Item 2. Management's Discussion and Analysis or Plan of
 Operation.                                                     9

PART II - OTHER INFORMATION                                    11

 Item 1. Legal Proceedings.                                    11
 Item 2. Changes in Securities.                                11
 Item 3. Defaults Upon Senior Securities.                      11
 Item 4. Submission of Matters to a Vote of Security Holders.  12
 Item 5. Other Information.                                    12
 Item 6. Exhibits and Reports on Form 8-K.                     12

SIGNATURES                                                     13















PAGE-2-



                 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited financial statements are included as part of this Registration Statement:

*    Balance Sheets as of June 30, 2002 and December 31, 2001.

*    Statements of Operations for the Three Months Ended June 30,
  2002 and June 30, 2001, Six Months Ended June 30, 2002 and June
  30, 2001, and the Period December 4, 2002 (inception) to June 30,
  2002.

*     Statement of Cash Flows for the Six Months Ended  June  30,
  2002  and  June  30,  2001  and the  Period  December  4,  2002
  (inception) to June 30, 2002.

*    Notes to Financial Statements















PAGE-3-



                      Ginseng Forest, Inc.
                  (a Development Stage Company)
                         Balance Sheets

                                         (unaudited)
                                           June 30,     December
                                                           31,
                                             2002         2001
Assets                                   ------------   ------------

Current assets:
 Cash                                    $              $
                                              38,124           307
                                         ------------   ------------
   Total current assets                       38,124           307
                                         ------------   ------------
                                         $              $
                                              38,124           307
                                         ============   ============
Liabilities and Stockholder's Equity
(Deficit)

Current liabilities:
 Due to shareholder                      $              $
                                                 405           505
 Accrued executive compensation                6,000             -
                                         ------------   ------------
   Total current liabilities                   6,405           505
                                         ------------   ------------
Stockholder's equity (deficit):

 Common stock, $0.001 par value,
 25,000,000 shares
   authorized, 3,768,000 and 2,500,000
  shares issued
   and outstanding as of 6/30/02 and
  12/31/01, respectively                       3,768         2,500
 Additional paid-in capital                   71,732         9,600
 (Deficit) accumulated during
 development stage                          (43,781)      (12,298)
                                         ------------   ------------
                                              31,719         (198)
                                         ------------   ------------
                                         $              $
                                              38,124           307
                                         ============   ============


  The accompanying notes are an integral part of the financial statements.




PAGE-4-



                      Ginseng Forest, Inc.
                  (a Development Stage Company)
                    Statements of Operations
                           (unaudited)

                                Three Months       Six Months       December
                                   Ending            Ending          4, 2000
                                  June 30,          June 30,       (Inception)
                            ------------------  ----------------       to
                                                                     June 30,
                                2002     2001     2002      2001      2002
                            --------  --------  --------  --------   ---------

Revenue                     $      -  $      -  $      -  $      -   $     -
                            --------  --------  --------  --------   ---------
Expenses:
 General and administrative    13,800    1,510   25,483    9,083       35,781
expenses
 General and administrative     4,500        -    6,000        -        8,000
expenses - related party    --------  --------  --------  --------   ---------
  Total expenses               18,300    1,510   31,483    9,083       43,781
                            --------  --------  --------  --------   ---------
Net (loss)                  $(18,300) $ (1,510) $(31,483) $(9,083)   $(43,781)
                            ========  ========  ========  ========   =========

Weighted average number of
 common shares outstanding  3,768,000  2,500,000  3,354,674  2,414,365
- basic and fully diluted   =========  =========  =========  =========

Net (loss) per share        $ (0.00)  $ (0.00)    $ (0.01)   $ (0.00)
- basic & fully diluted     =========  =========  =========  =========

  The accompanying notes are an integral part of the financial statements.







PAGE-5-



                    Ginseng Forest, Inc.
                (a Development Stage Company)
                  Statements of Cash Flows
                         (unaudited)

                                Six Months Ending         December
                                                           4, 2000
                                     June 30,           (Inception) to
                             ------------------------      June 30,
                                2002        2001             2002
                             -----------  -----------   ------------
Cash flows from operating
activities
Net (loss)                   $  (31,483)  $   (9,083)   $ (43,781)
Shares issued for services             -            -      2,000
Adjustments to reconcile net
(loss) to
 net cash (used) by
 operating activities:
   (Increase) decrease in          (100)            -        405
  due to shareholder
   Increase in accured             6,000            -      6,000
  executive compensation     -----------  -----------   ------------
Net cash (used) by operating    (25,583)      (9,083)    (35,376)
activities                   -----------  -----------   ------------


Cash flows from investing             -            -           -
activities                   -----------  -----------   ------------

Cash flows from financing
activities
 Issuances of common stock       63,400       10,100      73,500
                             -----------  -----------   ------------
Net cash provided by             63,400       10,100      73,500
financing activities         -----------  -----------   ------------

Net increase in cash             37,817        1,017      38,124
Cash - beginning                    307            -           -
                             -----------  -----------   ------------
Cash - ending                $    38,124  $     1,017   $ 38,124
                             ===========  ===========   ============
Supplemental disclosures:
 Interest paid               $         -  $         -   $      -
                             ===========  ===========   ============
 Income taxes paid           $         -  $         -   $      -
                             ===========  ===========   ============
Non-cash investing and
financing activities:
 Shares issued for services  $         -  $         -   $  2,000
 provided                    ===========  ===========   ============
 Number of shares issued              -            -    2,000,000
 for services                ===========  ===========   ============

The accompanying notes are an integral part of the financial statements.




PAGE-6-




                      Ginseng Forest, Inc.
                  (a Development Stage Company)
                              Notes
Note 1 - Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2001 and notes thereto included in the Company's Form 10-SB. The Company follows the same accounting policies in the preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $42,281 for the period from December 4, 2000 (inception) to June 30, 2002, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Accrued executive compensation

On March 1, 2002, the Company approved an annual base salary of $18,000 with its president. For the six-month period ended June
30, 2002, the amount accrued was $6,000 and is due upon demand.

Note 4 - Stockholder's equity

The Company is authorized to issue 25,000,000 shares of its $0.001 par value common stock.

On February 28, 2002, the Company completed an offering that was registered with the State of Nevada pursuant to NRS 90.490 and was exempt from federal registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended. The Company sold 1,268,000 shares of its $0.001 par value common stock at a price of $0.05 per share for total cash of $63,400.

There have been no other issuances of common stock.



PAGE-7-



Note 5 - Related party transactions

During December 2000, the Company issued 2,000,000 shares of its $0.001 par value common stock to an officer and director in exchange for services rendered in the amount of $2,000.

On March 1, 2002, the Company approved an annual base salary of $18,000 with its president. For the six-month period ended June
30, 2002, the amount accrued was $6,000 and is due upon demand.

Office space and services are provided without charge by a director and shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 6 - Warrants

As of March 5, 2002, the Company issued 126,800 warrants to purchase the Company's $0.001 par value common stock on a one-for-one basis. The warrant exercise price is $0.055 per share of common stock and substantially all warrants will expire on or before March 5, 2005. During the six-month period ended June 30, 2002, no warrants have been exercised.

Note 7 - Contracts and agreements

On February 12, 2002, the Company executed an investment banking agreement with NevWest Securities Corporation (NW) to be the agent of the issuer for the offering that was exempt from federal registration pursuant to Regulation D, Rule 504. Pursuant to the terms of the agreement, the Company paid NW a non-accountable expense allowance of $1,500 and 10% of the total gross proceeds raised. In addition, the Company issued 126,800 warrants to purchase the Company's $0.001 par value common stock on a one-for-one basis. The warrant exercise price is $0.055 per share of common stock and substantially all warrants will expire on or before March 5, 2005. During the six-month period, the Company paid NW a total of $9,340 for commissions, escrow fees and a non-accountable expense allowance.







PAGE-8-



      Item 2. Management's Analysis of Financial Condition and Plan of
      Operation.

This  section  must  be read in conjunction  with  the  unaudited
Financial Statements included in this report.

A.   Management's Analysis of Financial Condition

In the approximately nineteen (19) months of operation from December 4, 2000 (Date of Inception) to June 30, 2002, Ginseng Forest, Inc. ("GFI" or the "Company") generated no revenues and incurred a cumulative net loss of $43,781. GFI's loss resulted entirely from costs of start-up activities, including consulting fees and other general and administrative expenses. GFI financed its operations during the period from December 4, 2000 to June 30, 2002 by issuing capital stock to its founder, officers, and unaffiliated investors in exchange for cash and services. GFI is authorized to issue 25,000,000 shares of its $0.001 par value Common Stock and no shares of Preferred Stock.

During December 2000, GFI issued 2,000,000 shares of its $0.001 par value common stock to an officer and director in exchange for services rendered in the amount of $2,000. During February 2001, GFI issued 500,000 shares of its $0.001 par value common stock to Providential Management Group, Ltd., a limited partnership, in exchange for cash in the amount of $10,000. On February 28, 2002, GFI closed its offering pursuant to Regulation D, Rule 504 of the 1933 Securities and Exchange Act, as amended, whereby it sold a total of 1,268,000 shares of its common stock at $0.05 per share to outside investors for cash in the total amount of $63,400. As of June 30, 2001, GFI had 3,768,000 shares of Common issued and outstanding held by approximately 27 shareholders of record. In March 2002, GFI issued 126,800 warrants to purchase the Company's $0.001 par value common stock on a one-for-one basis. The warrant exercise price is $0.055 per share of common stock and substantially all warrants will expire on or before March 5, 2005. During the six-month period ended June 30, 2002, no warrants have been exercised.

As of June 30, 2002, GFI had a working capital of $31,719, including $31,719 in cash.

B.   Plan of Operation

GFI plans to produce and distribute the roots and seeds of the ginseng herb. In the future, GFI plans to diversify into products that contain ginseng as an ingredient. Such products may include powders, capsules, teas, tonics, candy, chewing gum, shampoo, face lotion and liquid extract. GFI intends to develop relationships with wholesalers, distributors and nutritional product manufacturers to distribute GFI's ginseng roots and seeds. GFI believes that most of GFI's prospective expect uniform quality and consistent year-round supply. GFI believes that by offering a high quality product with a consistent year-round supply, GFI can become a recognized grower of choice.

GFI may pursue strategic alliances with partners who have established operations. GFI believes that these joint venture relationships, if successful, will allow GFI to gain insight, expertise and penetration in markets where joint venture partners already operate, and may increase GFI's revenue and income growth. No specific joint venture agreements have been signed, and no assurance can be given that any agreements will be effected, or if effected, will be successful.

GFI believes that it has sufficient resources to support its operations for the next twelve to eighteen months. However, without realizing revenues, GFI will eventually face financial difficulties and may need to raise additional capital. It is the intent of GFI, in the next twelve months, to generate revenues sufficient to operate and grow as a going concern.



PAGE-9-



                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits required by Item 601 of Regulation S-B

Exhibit           Name and/or Identification of Exhibit
 Number

   3.    Articles of Incorporation & By-Laws
            (i)  Articles of Incorporation of the Company filed
                November 5, 1998 and Amendments Thereto, incorporated by reference to the Registration Statement on Form 10-SB, as amended, previously filed with the SEC.
            (ii) By-Laws of the Company adopted November 5, 1998,
                incorporated by reference to the Registration Statement on Form 10-SB, as amended, previously filed with the SEC.

(b) Reports on Form 8-K

No reports were filed on Form 8-K during the quarter for which this Report is filed.







PAGE-10-




                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      Ginseng Forest, Inc.
                          (Registrant)

     Signature                 Title                  Date
    -----------               -------                ------

/s/ Harold W. Sciotto   President & Director     August 12, 2002
---------------------
 Harold W. Sciotto














PAGE-11-