Form 10QSB
period 2002-09-30
GINSENG FOREST INC
filed 2002-10-22
CIK 1171331

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2002

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from ____________ to ________________

        Commission file number ________________________________________


                             Ginseng Forest, Inc.
               -------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


              Nevada                        86-1012155
      -----------------------         ----------------------
     (State or jurisdiction of    (I.R.S. Employer Identification
  incorporation or organization)               No.)


                             3812 North Gallatin Street
                                   Mesa, AZ 85215
                       ------------------------------------
                    (Address of principal executive offices)

                                 (480) 985-0749
                             ----------------------
                           (Issuer's telephone number)


                 (Former name, former address and former fiscal
                       year, if changed since last report)


              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ]Yes [ ]No

                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, 3,768,000 shares issued and outstanding as of September 30, 2002.

Transitional Small Business Disclosure Format (Check one):[ ]Yes [X]No




PAGE-1-



                              TABLE OF CONTENTS

                                                                          PAGE

PART I - FINANCIAL INFORMATION                                              3
 Item 1. Financial Statements.                                              3
 Item 2. Management's Analysis of Financial Condition and Plan of
         Operation.                                                         9
 Item 3. Controls and Procedures                                           10

PART II - OTHER INFORMATION                                                11
 Item 1. Legal Proceedings.                                                11
 Item 2. Changes in Securities.                                            11
 Item 3. Defaults Upon Senior Securities.                                  11
 Item 4. Submission of Matters to a Vote of Security Holders.              11
 Item 5. Other Information.                                                11
 Item 6. Exhibits and Reports on Form 8-K.                                 11

SIGNATURES                                                                 12



PAGE-2-



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited financial statements are included as part of this Registration Statement:

* Balance Sheets as of September 30, 2002 and December 31, 2001.

* Statements of Operations for the Three Months Ended September 30,  2002
  and September 30, 2001, Nine Months Ended September 30, 2002 and September 30, 2001, and the Period December 4, 2002 (inception) to September 30, 2002.

* Statement of Cash Flows for the Nine Months Ended September 30, 2002 and September 30, 2001 and the Period December 4, 2002 (inception) to September 30, 2002.

* Notes to Financial Statements



PAGE-3-




                      Ginseng Forest, Inc.
                  (a Development Stage Company)
                         Balance Sheets

                                         (unaudited)
                                          September 30,  December 31,

                                             2002           2001
Assets                                  ---------------  --------------


Current assets:
 Cash                                     $   29,856     $     307

 Inventory                                       493             -

 Prepaid expense                               1,375             -
                                        ---------------  --------------
   Total current assets                       31,724           307
                                        ---------------  --------------

Fixed assets, net                              1,476             -
                                        ---------------  --------------

                                         $    33,200    $      307
                                        ===============  ==============

Liabilities and Stockholder's Equity (Deficit)


Current liabilities:
 Due to shareholder                      $         -    $      505

 Accrued executive compensation               10,500             -
                                        ---------------  --------------
   Total current liabilities                  10,500           505
                                        ---------------  --------------
Stockholder's equity (deficit):

 Common stock, $0.001 par value,
   25,000,000 shares authorized,
   3,768,000 and 2,500,000
   shares issued and outstanding
   as of 9/30/02 and
   12/31/01, respectively                      3,768         2,500

 Additional paid-in capital                   71,732         9,600

 (Deficit) accumulated during
 development stage                           (52,800)      (12,298)
                                        ---------------  --------------
                                              22,700          (198)
                                        ---------------  --------------
                                         $    33,200    $      307
                                        ===============  ==============

  The accompanying notes are an integral part of the financial statements.





  PAGE-4-




                      Ginseng Forest, Inc.
                  (a Development Stage Company)
                    Statements of Operations
                           (unaudited)



                                   Three Months     Nine Months    December 4,
                                      Ending           Ending         2000
                                  September 30,    September 30,  (Inception)to
                                                                  September 30,
                                  2002     2001    2002      2001     2002
                              --------------------------------------------------


Revenue                        $      -  $       - $       -  $      - $      -

Expenses:                     --------------------------------------------------
 General and administrative       4,468       505   29,951    9,588      40,249
 expenses
 General and administrative       4,500         -   10,500        -      12,500
 expenses - related party
 Depreciation                        51         -       51        -          51
                              --------------------------------------------------
  Total expenses                  9,019       505   40,502    9,588      52,800
                              --------------------------------------------------
Net (loss)                     $ (9,019) $   (505) $(40,502) $ (9,588) $(52,800)
                              ==================================================

Weighted average number of
 common shares outstanding -   3,768,000 2,500,000 3,493,963 2,443,223
basic and fully diluted       =========================================

Net (loss) per share - basic   $  (0.00) $  (0.00) $  (0.01)  $ (0.00)
& fully diluted               =========================================



  The accompanying notes are an integral part of the financial statements.



  PAGE-5-





                    Ginseng Forest, Inc.
                (a Development Stage Company)
                  Statements of Cash Flows
                         (unaudited)

                                  Nine Months Ending      December 4, 2000
                                     September 30,        (Inception) to

                                   2002          2001    September 30, 2002
                               ---------------------------------------------


Cash flows from operating
activities

Net (loss)                      $ (40,502)   $ (9,588)         $ (52,800)

Shares issued for services
                                        -           -              2,000
Depreciation
                                       51                             51
Adjustments to reconcile net
 (loss) to net cash (used) by
 operating activities:

   (Increase) in inventory           (493)          -               (493)

   (Increase) in prepaid
   expense                         (1,375)          -             (1,375)

   (Decrease) in due to
   shareholder                       (505)          -                  -

   Increase in accured
   executive compensation          10,500           -             10,500
                               ---------------------------------------------
Net cash (used) by operating
activities                        (32,324)     (9,588)           (42,117)
                               ---------------------------------------------

Cash flows from investing
activities

 Purchase of fixed assets
                                   (1,527)          -             (1,527)
Net cash (used) by financing   ---------------------------------------------
activities                         (1,527)          -             (1,527)
                               ---------------------------------------------
Cash flows from financing
activities
 Issuances of common stock         63,400      10,100             73,500

Net cash provided by financing
activities                         63,400      10,100             73,500

Net increase in cash               29,549         512             29,856

Cash - beginning                      307           -                  -
                              ---------------------------------------------
Cash - ending                  $   29,856    $    512           $ 29,856
                              =============================================

Supplemental disclosures:
 Interest paid                 $        -    $      -           $      -
                              =============================================
 Income taxes paid             $        -    $      -           $      -
                              =============================================
Non-cash investing and
financing activities:
 Shares issued for services
 provided                      $        -    $      -           $  2,000
 Number of shares issued for  =============================================
 services                               -           -          2,000,000
                              =============================================

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

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $52,800 for the period from December 4, 2000 (inception) to September 30, 2002, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business
opportunities.   Management has plans to seek additional  capital
through  private placements and public offerings  of  its  common
stock.   The  financial statements do not include any adjustments
relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Fixed assets

On July 18, 2002, the Company acquired computer equipment totaling $1,527. For the nine-month period ended September 30, 2002, the amount of depreciation expense was $51.

Note 4 - Accrued executive compensation

On March 1, 2002, the Board of Directors of the Company approved an annual base salary of $18,000 with the Company's president.
For the nine-month period ended September 30, 2002, the amount accrued was $10,500 and is due upon demand.

Note 5 - Stockholder's equity

The Company is authorized to issue 25,000,000 shares of its $0.001 par value common stock.

As of December 31, 2001, there were 2,500,000 shares issued and outstanding of $0.001 par value common stock.

On February 28, 2002, the Company completed an offering that was registered with the State of Nevada pursuant to NRS 90.490 and was exempt from federal registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended. The Company sold 1,268,000 shares of its $0.001 par value common stock at a price of $0.05 per share for total cash of $63,400.



PAGE-7-



There have been no other issuances of common stock.

Note 6 - Related party transactions

During December 2000, the Company issued 2,000,000 shares of its $0.001 par value common stock to an officer and director in exchange for services rendered in the amount of $2,000.

On March 1, 2002, the Board of Directors of the Company approved an annual base salary of $18,000 with the Company's president.
For the nine-month period ended September 30, 2002, the amount accrued was $10,500 and is due upon demand.

Office space is provided without charge by an officer, director and shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 7 - Warrants

As of March 5, 2002, the Company issued 126,800 warrants to an investment banking firm to purchase the Company's $0.001 par value common stock on a one-for-one basis. The warrant exercise price is $0.055 per share of common stock and substantially all warrants will expire on or before March 5, 2005. During the six-month period ended September 30, 2002, no warrants have been exercised. The warrant has been determined to have no market value using the Black-Scholes option pricing model with a market value per common share of $0.05, a risk free rate of return of 8%, an exercise period of three years and a volatility of 30%.

Note 8 - Contracts and agreements

On February 12, 2002, the Company executed an investment banking agreement with NevWest Securities Corporation (NW) to be the agent of the issuer for the offering that was exempt from federal registration pursuant to Regulation D, Rule 504. Pursuant to the terms of the agreement, the Company paid NW a non-accountable expense allowance of $1,500 and 10% of the total gross proceeds
raised.   In  addition, the Company issued  126,800  warrants  to
purchase the Company's $0.001 par value common stock on a one-for-
one  basis.   The warrant exercise price is $0.055 per  share  of
common stock and substantially all warrants will expire on or before March 5, 2005. During the nine-month period, the Company paid NW a total of $9,340 for commissions, escrow fees and a non-accountable expense allowance.

On September 15, 2002, the Company executed a one-year lease agreement with an individual for one-quarter of an acre of land for a testing site. Pursuant to the terms of the agreement, the Company paid $1,500 for the annual rent of the testing site which is considered a prepaid expense. During the nine-month period, the Company had rental expense of $125 and as of September 30, 2002, the balance in prepaid expense totaled $1,375.



PAGE-8-




Item 2. Management's Analysis of Financial Condition and Plan of
                                Operation.

This  section  must  be read in conjunction  with  the  unaudited
Financial Statements included in this report.

A.   Management's Analysis of Financial Condition

In the approximately twenty-two (22) months of operation from December 4, 2000 (Date of Inception) to September 30, 2002, Ginseng Forest, Inc. ("GFI" or the "Company") generated no revenues and incurred a cumulative net loss of $52,800. GFI's loss resulted primarily from costs of start-up activities, including consulting fees and other general and administrative expenses. Also, on March 1, 2002, the Board of Directors of GFI approved an annual base salary of $18,000 for GFI's president. For the nine-month period ended September 30, 2002, the amount of accrued salary was $10,500. As of the September 30, 2002, the president of GFI did not receive any of the accrued amount, which is due upon demand.

On July 18, 2002, GFI acquired computer equipment for a total of $1,527. For the nine-month period ended September 30, 2002, the amount of depreciation expense was $51.

On September 15, 2002, GFI executed a one-year lease agreement with an individual for one-quarter of an acre of land for a testing site. Pursuant to the terms of the agreement, GFI paid $1,500 for the annual rent of the testing site which is considered a prepaid expense. During the nine-month period, GFI had rental expense of $125 and, as of September 30, 2002, the balance in prepaid expenses totaled $1,375.

GFI financed its operations during the period from December 4, 2000 to September 30, 2002 primarily by issuing capital stock to its founder, officers, and unaffiliated investors in exchange for cash and services. During December 2000, GFI issued 2,000,000 shares of its $0.001 par value common stock to an officer and director in exchange for services rendered in the amount of $2,000. During February 2001, GFI issued 500,000 shares of its $0.001 par value common stock to Providential Management Group, Ltd., a limited partnership, in exchange for cash in the amount of $10,000. On February 28, 2002, GFI closed its offering pursuant to Regulation D, Rule 504 of the 1933 Securities and Exchange Act, as amended, whereby it sold a total of 1,268,000 shares of its common stock at $0.05 per share to outside investors for cash in the total amount of $63,400. As of September 30, 2001, GFI had 3,768,000 shares of Common issued and outstanding held by approximately 27 shareholders of record. In March 2002, GFI issued 126,800 warrants to purchase the Company's $0.001 par value common stock on a one-for-one basis. The warrant exercise price is $0.055 per share of common stock and substantially all warrants will expire on or before March 5, 2005. During the nine-month period ended September 30, 2002, no warrants were exercised.

As  of  September  30, 2002, GFI had $31,724 in  current  assets,
$10,500 in current liabilities, and a working capital of $21,224.
The current assets consisted of $29,856 in cash, $493 in inventory, and $1,375 in prepaid expenses.

B.   Plan of Operation

GFI plans to produce and distribute the roots and seeds of the ginseng herb. In the future, GFI plans to diversify into products that contain ginseng as an ingredient. Such products may include powders, capsules, teas, tonics, candy, chewing gum, shampoo, face lotion and liquid extract. GFI intends to develop relationships with wholesalers, distributors and nutritional product manufacturers to distribute GFI's ginseng roots and seeds. GFI believes that most of GFI's prospective customers expect uniform quality and consistent year-round supply. GFI believes that by offering a high quality product with a consistent year-round supply, GFI can become a recognized grower of choice.




PAGE-9-




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

Item 3. Controls and Procedures

Based on the most recent review, which was completed within ninety days of the filing of this report, the Chief Executive Officer of GFI has concluded that GFI's disclosure controls and procedures are effective to ensure that information required to be disclosed by GFI in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to GFI's management, including its Chief Executive
Officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no significant changes in GFI's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.



PAGE-10-




                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits required by Item 601 of Regulation S-B
-------------------------------------------------------------------------
Exhibit           Name and/or Identification of Exhibit
 Number

   3.    Articles of Incorporation & By-Laws
            (i)  Articles of Incorporation of the Company filed
                 December 4, 2000 and Amendments Thereto, incorporated by reference to the Registration Statement on Form 10-SB, as amended, previously filed with the SEC.
            (ii) By-Laws of the Company adopted November 30, 2000,
                 incorporated by reference to the Registration Statement on Form 10-SB, as amended, previously filed with the SEC.

  10.    Material Contracts
                 Lease Agreement
--------------------------------------------------------------------------


(b) Reports on Form 8-K

No reports were filed on Form 8-K during the quarter for which this Report is filed.



PAGE-11-




                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      Ginseng Forest, Inc.
                     ----------------------
                          (Registrant)


     Signature                   Title                  Date
    -----------               ------------           ---------

 /s/ Harold W.Sciotto    President & Director    October 18, 2002
----------------------
 Harold W. Sciotto

























PAGE-12-