Form 10KSB
period 2002-12-31
GINSENG FOREST INC
filed 2003-03-13
CIK 1171331

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 2002

  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934
            For the transition period from _______________ to  _____________

            Commission file number ________________________________

                      Ginseng Forest, Inc.
                 ------------------------------
         (Name of small business issuer in its charter)

           Nevada                            86-1012155
       --------------                      --------------
  (State or jurisdiction of               (I.R.S. Employer
      incorporation or                   Identification No.)
        organization)

 3812 North Gallatin Street, Mesa, AZ          85215
 ------------------------------------        ----------
(Address of principal executive offices)     (Zip Code)


            Issuer's telephone number: (480) 985-0749

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class      Name of each exchange on which registered

     ----------------------   -------------------------------

Securities registered under Section 12(g) of the Exchange Act:

Common stock, $.001 par value, 25,000,000 shares authorized
*    3,768,000 shares issued and outstanding as of December 31, 2002
*    3,768,000 shares issued and outstanding as of March 10, 2003

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year: $0 for the year ended December 31, 2002.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold: $38,040 as of March 10, 2003.



-COVER PAGE-






                         TABLE OF CONTENTS



                                                               PAGE
                                                             ---------

PART I                                                           2

 Item 1. Description of Business                                 2

 Item 2. Description of Property.                                6

 Item 3. Legal Proceedings.                                      7

 Item 4. Submission of Matters to a Vote of Security Holders.    7

PART II                                                          8

 Item 5. Market for Common Equity and Related Stockholder
 Matters.                                                        8

 Item 6. Management's Analysis of Financial Condition
 and Plan of Operation.                                          9

 Item 7. Financial Statements.                                  11

PART III                                                        23

 Item 9. Directors, Executive Officers, Promoters and Control
 Persons                                                        23

 Item 10. Executive Compensation.                               24

 Item 11. Security Ownership of Certain Beneficial Owners and
 Management.                                                    24

 Item 12. Certain Relationships and Related Transactions.       25

 Item 13. Exhibits and Reports on Form 8-K.                     25

 Item 14. Controls and Procedures.                              25

SIGNATURES                                                      27



















PAGE-1-


                              PART I

Item 1.   Description of Business

A.   Business Development and Summary

Ginseng Forest, Inc., hereinafter referred to as the "Company" or "GFI," was organized by the filing of Articles of Incorporation with the Secretary of State in the State of Nevada on December 4, 2000 (NV# C32114-2000).
The Articles of Incorporation of the Company authorized the issuance of twenty five million (25,000,000) shares of $0.001 par value Common Stock and no shares of Preferred Stock. As of March 10, 2003, the Company has issued approximately 3,768,000 shares of Common Stock to approximately twenty-seven (27) shareholder of record.

GFI so far has limited its operations to startup and development activities. In the approximately two years of operation from December 4, 2000 (Date of Inception)to December 31, 2002, the Company generated no revenues and incurred a net loss of $59,163. The Company is considered a development stage company.

The Company's executive offices are located at 3812 North Gallatin Street, Mesa, Arizona 85215, phone: (480) 985-0749.

The Company's fiscal year end is December 31.

B.   Business of Issuer

(1)  Principal Products and Services and Principal Markets

GFI initially plans to produce and distribute the roots and seeds of the ginseng herb. In the future, GFI plans to diversify into products that contain ginseng as an ingredient. Such products may include powders, capsules, teas, tonics, candy, chewing gum, shampoo, face lotion and liquid extract.

Ginseng has a long history of human consumption. However, although GFI believes its products will be safe when taken as directed, there is little scientific research to support the efficacy and usefulness of ginseng as a viable nutritional supplement and wellness tonic. Inconsistent results and conflicting opinions on the efficacy and usefulness of ginseng raise doubt on whether ginseng is a viable medicinal product. In addition, variations in plant and animal species tested, plant parts used, differences in extractions and purification methods and differences in doses administered increase confusion and complicate the interpretation of results. Accordingly, no assurance can be given that GFI's products, even when used as directed, will have the effects intended.

(2)  Distribution Methods of the Products or Services

GFI intends to develop relationships with wholesalers, distributors and nutritional product manufacturers to distribute GFI's ginseng roots and seeds. GFI believes that most of GFI's prospective clients would expect uniform quality and consistent year-round supply. GFI believes that by offering a high quality product with a consistent year-round supply, GFI can become a recognized grower of choice.

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



PAGE-2-


(3)  Status of Any Announced New Product or Service

There are no changes in status of any products and services disclosed in previous filings with the SEC. GFI remains in the development stage.

(4)   Competitive Business Conditions and the Issuer's Competitive
Position

Competitive Factors

GFI believes that the principal competitive factors affecting its market include product consistency, quality, price and marketing efforts. GFI will compete in the ginseng market with other producers of cultivated and organic ginseng, as well as with suppliers of wild, wild simulated and woods cultivated ginseng. GFI will compete with other field-grown ginseng on the basis of price, taste, texture and appearance. On the other hand, wild and woods grown ginseng, although considered higher in quality, is substantially more costly for the consumer. GFI believes that competition within the ginseng industry is fragmented, based primarily on consumer preferences and their ability and willingness to purchase varying types of ginseng, rather than upon price in and of itself.

Many  of  GFI's  competitors  are substantially  larger  and  have
substantially  greater financial resources than GFI.   If  GFI  is
unable to compete successfully, its business will suffer.

Industry

Ginseng has long been regarded a general tonic for wellness. The demand for ginseng has been increasing due to that perception of the healthful properties of ginseng roots and seeds. Consequently, the supply of wild ginseng has been depleted due to overzealous harvesting to meet the demand and to capitalize on the resultant increases in prices. GFI believes that the demand for high-quality roots and seeds will continue to increase steadily.

The  following  five factors are the basis of  GFI's  belief  that
production   of  American-grown  ginseng  presents  an  attractive
business opportunity:

     * Wild Asian ginseng (panax ginseng) had already become extremely scarce;

     * The relative abundance and quality of wild American ginseng opened the way for development of cultivated American ginseng as an export crop;

     * Psychologically, Asians - the largest consumers of ginseng - perceive U.S.-manufactured or produced products to be of superior quality;

     * The taste of the American ginseng is sweeter than Asian ginseng; and

     * American ginseng and Asian ginseng are considered to be distinct medicinal plants.

There are currently five types of ginseng grown in North America:

     * Wild ginseng that grows naturally, without any human influence;



PAGE-3-



     * Wild simulated ginseng, in which seeds are planted in suitable natural conditions and letting them grow as they would in the wild;

     * Woods cultivated ginseng that grows in tilled forested environments;

     * Field cultivated ginseng, where the entire growth environment is influenced by humans; and

     * Organically grown ginseng that is raised without fertilizers or other chemicals.


Uses for the Ginseng Root

To the best of GFI's knowledge, ginseng roots have been exported to China from the United States and Canada since the mid 1700's. American ginseng (panax quinquefolius) is important to traditional Chinese medicine and is used as an adaptogen, a medicine that increases the ability of the body to adapt and only works when needed, that allows the body to adjust to stress. It is used not as a specific cure or remedy but as a component of many medicinal herbal combinations that practitioners believe help people deal with aging and related disorders. There are five primary uses of the ginseng root:

* Stimulant. Ginseng is believed to be a safe, effective and natural stimulant. It appears that ginseng can regulate the basal metabolic rate, which can increase the breakdown and metabolism of foods, liberate more energy and remove more waste.

* Stress relief. It is believed that ginseng can help the body cope with stress. It appears that when ginseng is taken following a stressful event, body activity settles back to normal more quickly than without ginseng.

* Blood pressure regulator. It appears that ginseng may have a positive effect on the cardiovascular and central nervous systems. The Chinese use ginseng as part of their emergency procedures to restore blood pressure after shock and heart attacks. It also appears that ginseng may reduce cholesterol in the circulation.

* Sexual function. It is believed that ginseng may be useful in increasing male potency. It appears that ginseng contains compounds causing sex hormone activity, and in some cases, it reverses effects of male impotence. In addition, ginseng may be valuable to women in leveling their female cycles.

* Life extension. It is believed that ginseng may alleviate some of the most common effects of aging, such as the degeneration of the blood system. Ginseng appears to help in treating cardiovascular diseases and may help in relieving tiredness.

(5)  Raw Materials and Suppliers

GFI intends to develop growing facilities in climates ideal for growing and raising high-quality ginseng plants. American ginseng is a native American herb, whose range extends from southern Quebec to northern Georgia and from the East Coast to the Midwest. It grows as an under story plant in the dense shared of hardwood trees. GFI seeks to identify soil and temperature conditions where ginseng thrives, and to establish sites that provide optimal micro-climatic conditions of sunlight and temperature.





PAGE-4-



(6)  Customers

GFI does not have an established client base. At this time, GFI does not anticipate that its business will depend disproportionately on any particular client or a group of clients. Of this, however, there can be no assurance.

GFI plans to market ginseng directly to the dietary supplement manufacturers who subsequently will package the ginseng for resale to the general consumer.

(7) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

GFI currently does not have any patents, trademarks, franchises, concessions, royalty agreements, or labor contracts.

(8) Government Approval of Principal Products or Services

In 1994, the Dietary Supplement and Health Education Act (DSHEA) codified a new category of medicinal products in the United
States: dietary supplements. The category includes vitamins, minerals, herbs, and other substances intended to supplement the diet. Ginseng was defined as a dietary supplement under DSHEA.

Largely driven by consumer fear that regulation of these products by the Food and Drug Administration (FDA) would deny consumers access to their vitamins, Congress substantially limited FDA's role in assuring product quality and safety. In contrast to the extensive pre-marketing evidence of safety and efficacy required for prescription medications and rigorous requirements for ongoing quality assurance activities to prevent adulteration of drugs, food and cosmetics, dietary supplements were given a new status and subject to minimal regulation and oversight.

DSHEA restricted FDA's typical regulatory practice in four primary areas by: (1) placing the burden of proof on the FDA in actions against a dietary supplement manufacturer; (2) limiting FDA's ability to require pre-marketing information about product safety and efficacy; (3) establishing a minimal pre-marketing notification system for certain new dietary ingredients not marketed in the United States before October 15, 1994; and (4) specifying acceptable claims that could be made without triggering requirements for classification as drugs.

GFI plans to market ginseng directly to the dietary supplement manufacturers who subsequently will package the ginseng for resale to the general consumer. As such, the business of GFI will not come under the purview of DSHEA since GFI does not market, in package form, to the final consumer. GFI will be simply a wholesaler of the raw material, ginseng, which is used in some dietary supplements.

(9) Effects of Existing or Probable Governmental Regulations

The international trade of American ginseng is regulated under the provisions of the Convention on International Trade in Endangered Species ("CITES"), which regulates trade through permit requirements for imports, exports, and re-exports of listed species. CITES controls and monitors the trade of ginseng to avoid depletion of ginseng due to unsustainable harvesting practices. GFI believes that its operations will not be affected, due to its focus on field cultivated and organically grown ginseng.



PAGE-5-



(10) Research and Development Activities

As of the date of this report, GFI has not incurred any research and development expenses and does not plan to incur any additional research or development expenses over the next twelve months. No research and development costs are or will be borne directly by customers.

(11) Impact of Environmental Laws

Wild or naturally occurring ginseng, once considered frequent in eastern North America, is now considered a threatened, rare or endangered species in many areas due to overzealous harvest of the root for commercial purposes. The international trade of American ginseng is regulated under the provisions of the Convention on International Trade in Endangered Species ("CITES"), which regulates trade through permit requirements for imports, exports, and re-exports of listed species. CITES controls and monitors the trade of ginseng to avoid depletion of ginseng due to unsustainable harvesting practices. GFI believes that its operations will not be affected, due to its focus on field cultivated and organically grown ginseng.

(12) Employees

Excluding   officers,  GFI  presently  has  no   employees.    GFI
anticipates to rely completely on the efforts of its officers and directors in the near short term.

C.   Reports to Security Holders

(1)  Annual Reports

GFI will furnish its shareholders with annual financial reports certified by GFI's independent accountants.

(2)  Periodic Reports with the SEC

GFI is a reporting issuer with the Securities and Exchange Commission. GFI will continue to file annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as required to maintain the fully reporting status.

(3)  Availability of Filings

The public may read and copy any materials GFI files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-
SEC-0330.   Additionally,  the  SEC  maintains  an  Internet  site
(http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 2. Description of Property.

GFI's principal offices are located at 3812 North Gallatin Street,
Mesa,  Arizona  85215,  telephone:  (480)  985-0749.   A  director
provides office space and services without charge.





PAGE-6-



On September 15, 2002, GFI executed a one-year lease agreement with an individual for one-quarter of an acre of land for a testing site. Pursuant to the terms of the agreement, GFI paid $1,500 for the annual rent of the testing site which is considered a prepaid expense. During the year ended December 31, 2002, GFI had rental expense of $500 and, as of December 31, 2002, the balance in prepaid expenses totaled $1,000.

Item 3. Legal Proceedings.

GFI  is  not  a  party  to  any pending legal  proceeding.   GFI's
property is not the subject of any pending legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the fiscal year 2002, no matter was submitted by this report or otherwise to a vote of security holders, through the solicitation of proxies or otherwise.
















































PAGE-7-


                              PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

The common stock of GFI is traded over-the-counter and quoted on the OTC Bulletin Board under the symbol "GSGF." Public listing of the common stock commenced on June 25, 2002. Prior to that time, there was no public market for GFI's common stock. The following table sets forth the high and the low bid quotations for the common stock as reported on the OTC Bulletin Boardr for the periods indicated. Such information reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                  Low Bid   High Bid
                                                 -------------------
Period from January 1, 2003 to March 10, 2003    $ 0.03    $ 0.03
Three months ended December 31, 2002             $ 0.03    $ 0.03
Three months ended September 30, 2002            $ 0.03    $ 0.03
Three months ended June 30, 2002                   n/a       n/a

Outstanding Options, Conversions, and Planned Issuance of Common Stock

In March 2002, GFI issued 126,800 warrants to NevWest Securities Corporation pursuant to an Investment Banking Agreement executed during 2001. Those warrants allow NevWest Securities Corporation to purchase GFI's $0.001 par value common stock on a one-for-one basis. The warrant exercise price is $0.055 per share of common stock and substantially all warrants will expire on or before March 5, 2005. There are no other outstanding options, conversions, or planned issuances of common stock of GFI.

Security Holders

GFI currently has approximately 3,768,000 shares of Common Stock issued and outstanding held by approximately twenty-seven (27) shareholders of record.

Securities that Could Be Sold Pursuant to Rule 144

There are 2,500,000 shares of common stock held by affiliates that Rule 144 of the Securities Act of 1933 defines as restricted securities. To date, no shares have been sold pursuant to Rule 144 of the Securities Act of 1933. Of the shares owned by affiliates, all 2,500,000 are currently freely transferable, but are subject to the resale limitations as outlined under Rule 144(e)(1)-(3). In general, under Rule 144 as currently in effect, any of GFI's affiliates and any person or persons whose sales are aggregated who has beneficially owned his or her restricted shares for at least one year, may be entitled to sell in the open market within any three-month period a number of shares of common stock that does not exceed the greater of (i) 1% of the then outstanding shares of our common stock, or (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. Sales under Rule 144 are also affected by limitations on manner of sale, notice requirements, and availability of current public information about GFI. Non-affiliates who have held their restricted shares for two years may be entitled to sell their shares under Rule 144 without regard to any of the above limitations, provided they have not been affiliates for the three months preceding such sale. Further, Rule 144A as currently in effect, in general, permits unlimited resales of restricted securities of any issuer provided that the


PAGE-8-


purchaser   is  an  institution  that  owns  and  invests   on   a
discretionary basis at least $100 million in securities or is a registered broker-dealer that owns and invests $10 million in securities. Rule 144A allows GFI's existing stockholders to sell their shares of common stock to such institutions and registered broker-dealers without regard to any volume or other restrictions. Unlike under Rule 144, restricted securities sold under Rule 144A to non-affiliates do not lose their status as restricted securities.
The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities.

Dividends

As of the date of this report, GFI has not declared nor paid any dividends on its Common Stock. As of the date of this report, GFI does not have a formal dividend policy.

Transfer Agent and Registrar

The Transfer Agent for the shares of common voting stock of GFI is Shelley Godfrey, Pacific Stock Transfer Company, 500 East Warm Springs Road, Suite 240, Las Vegas, Nevada 89119, (702) 361-3033.

Recent Sales of Unregistered Securities.

GFI was incorporated in Nevada on December 4, 2000. GFI is authorized to issue 25,000,000 shares of its $0.001 par value common stock.

During December 2000, GFI issued 2,000,000 shares of its $0.001 par value Common Stock (for services rendered in the amount of $2,000) to Harold W. Sciotto (an officer of GFI).

During February 2001, GFI issued 500,000 shares of its $0.001 par value Common Stock to Providential Management Group, Ltd., a limited partnership, in exchange for cash in the amount of $10,000.

All founders' shares were issued in accordance with Section 4(2) of the Securities Act of 1933.

On December 18, 2001, the State of Nevada issued a permit to GFI to sell securities pursuant to registration by qualification in the state (Permit # R01-117). The offering was exempt from federal registration pursuant to Regulation D, Rule 504 of the 1933 Securities and Exchange Act, as amended. On February 28, 2002, GFI closed that offering, in which it sold a total of 1,268,000 shares of its $0.001 par value common stock at $0.05 per share for cash in the amount of $63,400.

There have been no other issuances of common stock of GFI.

Item  6. Management's Analysis of Financial Condition and Plan  of Operation.

A.   Management's Analysis of Financial Condition

In the approximately twenty-five (25) months of operation from December 4, 2000 (Date of Inception) to December 31, 2002, Ginseng Forest, Inc. ("GFI" or the "Company") generated no revenues and incurred a cumulative net loss of $59,163. GFI's loss resulted primarily from costs of start-up activities, including consulting fees and other general and administrative expenses. Also, on March 1, 2002, the Board of Directors of GFI approved an annual base salary of $18,000 for GFI's president. For the year ended December 31, 2002, the amount of accrued salary was $15,000. As of the December 31, 2002, the president of GFI did not receive any of the accrued amount, which is due upon demand.


PAGE-9-


On July 18, 2002, GFI acquired computer equipment for a total of $1,528. For the year ended December 31, 2002, the amount of depreciation expense was $127.

On September 15, 2002, GFI executed a one-year lease agreement with an individual for one-quarter of an acre of land for a testing site. Pursuant to the terms of the agreement, GFI paid $1,500 for the annual rent of the testing site, which is considered a prepaid expense. During the year ended December 31, 2002, GFI had rental expense of $500 and, as of December 31, 2002, the balance in prepaid expenses totaled $1,000.

GFI financed its operations during the period from December 4, 2000 to December 31, 2002 primarily by issuing capital stock to its founder, officers, and unaffiliated investors in exchange for cash and services. During December 2000, GFI issued 2,000,000 shares of its $0.001 par value common stock to an  officer  and director  in  exchange  for services
rendered  in  the  amount  of $2,000.   During February 2001, GFI issued
500,000 shares of its $0.001 par value common stock to Providential Management Group, Ltd., a limited partnership, in exchange for cash in the amount of $10,000. On February 28, 2002, GFI closed its offering pursuant to Regulation D, Rule 504 of the 1933 Securities and Exchange Act, as amended, whereby it sold a total of 1,268,000 shares of its common stock at $0.05 per share to outside investors for cash in the total amount of $63,400.
As of December 31, 2001,  GFI  had 3,768,000  shares  of  Common  issued
and  outstanding  held   by approximately  27  shareholders of record.
In March 2002, GFI issued 126,800 warrants to purchase the Company's $0.001 par value common stock on a one-for-one basis. The warrant exercise price is $0.055 per share of common stock and substantially all warrants will expire on or before March 5, 2005. During the nine-month period ended December 31, 2002, no warrants were exercised.

As of December 31, 2002, GFI had $29,936 in current assets, $15,000 in current liabilities, and a working capital of $14,936. The current
assets  consisted of  $28,443  in  cash,  $493   in inventory, and $1,000
in prepaid expenses.

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



PAGE-10-





Item 7. Financial Statements.













                       Ginseng Forest, Inc.
                   (A Development Stage Company)

                           Balance Sheet
                               as of
                         December 31, 2002

                                and

                     Statement of Operations,
          Changes in Stockholders' Equity, and Cash Flows
                        for the year ended
                         December 31, 2002
                                and
                          for the period
           December 4, 2000 (Date of Inception) through
                         December 31, 2002

































PAGE-11-








                         TABLE OF CONTENTS






                                                     PAGE


Independent Auditors' Report                          1

Balance Sheet                                         2

Statements of Operations                              3

Statements of Changes in Stockholders' Equity         4

Statements of Cash Flows                              5

Footnotes                                             6-11








































PAGE-12-




Beckstead and Watts, LLP
Certified Public Accountants

                                           3340 Wynn Road, Suite B
                                               Las Vegas, NV 89102
                                                      702.257.1984
                                                702.362.0540 (fax)

                   INDEPENDENT AUDITORS' REPORT


Board of Directors
Ginseng Forest, Inc.


We have audited the Balance Sheets of Ginseng Forest, Inc. (the "Company) (A Development Stage Company), as of December 31, 2002, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the period December 4, 2000 (Date of Inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ginseng Forest, Inc. (A Development Stage Company) as of December 31, 2002, and the results of its operations and cash flows for the period December 4, 2000 (Date of Inception) to December 31, 2002, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 3 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Beckstead and Watts LLP
----------------------------

February 26, 2003





PAGE-13-F1




                       Ginseng Forest, Inc.
                   (a Development Stage Company)
                          Balance Sheets


                                         December 31,
                                   ------------------------
                                       2002        2001
                                   ------------------------
Assets

Current assets:
Cash                               $   28,443   $     307
Inventory                                 493           -
Prepaid expenses                        1,000           -
                                   ------------------------
Total current assets                   29,936         307
                                   ------------------------
Fixed assets, net                       1,401           -
                                   ------------------------
                                   $   31,337   $     307
                                   ========================

Liabilities and Stockholders'
Equity (Deficit)


Current liabilities:
Due to shareholder                 $        -   $     505
Accrued executive corn pensation       15,000           -
                                   ------------------------
Total current liabilities              15,000         505
                                   ------------------------
Stockholders' equity (deficit):
Common stock, $0.001 par value,         3,768       2,500
25,000,000 shares authorized,
3,768,000 and 2,500,000 shares
issued and outstanding as of
12/31/02 and 12/31/01,
respectively

Additional paid-in capital             71,732       9,600
(Deficit) accumulated during         (59,163)    (12,298)
development stage                  ------------------------
                                       16,337       (198)
                                   ------------------------
                                   $   31,337   $     307
                                   ========================






  The accompanying notes are an integral part of these financial statements.









PAGE-14-F2






                       Ginseng Forest, Inc.
                   (a Development Stage Company)
                     Statements of Operations


                                   For the years ended      December 4,
                                   -------------------         2000
                                        December 31,        (Inception) to
                                                            December 31,
                                      2002       2001         2002
                                   -----------------------------------------

Revenue                              $      -   $      -     $      -
                                   -----------------------------------------
Expenses:
General & administrative               31,738      9,823       42,036
expenses
General & administrative               15,000          -       17,000
expenses - related party
Depreciation                              127          -          127
                                   -----------------------------------------
Total expenses                         46,865      9,823       59,163
                                   =========================================

Net (loss)                           $(46,865)  $ (9,823)    $(59,163)
                                   =========================================

Weighted average number of common   3,566,510  2,457,534
shares outstanding - basic and     =========================
fully diluted

Net (loss) per share - basic         $  (0.01)  $  (0.00)
and fully diluted                  =========================









  The accompanying notes are an integral part of these financial statements.



















PAGE-15-F3




                       Ginseng Forest, Inc.
                   (a Development Stage Company)
           Statements of Changes in Stockholders' Equity


                   Common Stock      Additinal   (Deficit)      Total
                                     Paid-in     Accumulated    Stockholders'
                                     Capital     During         Equity
                ------------------               Development   (Deficit)
                  Shares    Amount               Stage
                -------------------------------------------------------------

December 2000
Founder shares  2,000,000  $ 2,000   $      -    $      -       $  2,000

Net (loss)
December 4,                                        (2,475)        (2,475)
2000            -------------------------------------------------------------
(inception) to
December 31,
2000

Balance,        2,000,000  $ 2,000   $      -    $ (2,475)      $   (475)
December 31,
2000

January 2001
Donated                                   100                        100
capital

February 2001
Issued for        500,000      500      9,500                     10,000
cash

Net (loss)
For the year                                       (9,823)        (9,823)
ended December  -------------------------------------------------------------
31, 2001

Balance,        2,500,000  $ 2,500   $  9,600    $(12,298)      $   (198)
December 31,
2001

February 2002
Issued for      1,268,000    1,268     62,132           -         63,400
cash

Net (loss)
For the year                                      (46,865)       (46,865)
ended December  -------------------------------------------------------------
31, 2002

Balance,        3,768,000  $ 3,768   $ 71,732    $(59,163)      $ 16,337
December 31,    =============================================================
2002




  The accompanying notes are an integral part of these financial statements.




PAGE-16-F4




                       Ginseng Forest, Inc.
                   (a Development Stage Company)
                     Statements of Cash Flows


                                  For the years ended   December 4,
                                     December 31,         2000
                                                      (Inception) to
                                  -------------------   December 31,
                                    2002      2001        2002
                                  ------------------------------------
Cash flows from operating
activities
Net (loss)                        $(46,865)  $ (9,823)   $(59,163)

Shares issued for services               -          -       2,000
Depreciation                           127          -         127
Adjustments to reconcile net
(loss) to net cash (used) by
operating activities:
(Increase) in inventory               (493)         -        (493)
(Increase) in prepaid expenses      (1,000)         -      (1,000)
Increase (decrease) in due to         (505)        30           -
shareholder
Increase in accrued executive       15,000          -      15,000
compensation                      ------------------------------------
Net cash (used) by operating       (33,736)    (9,793)    (43,529)
activities                        ------------------------------------
Cash flows from investing
activities
Purchase of fixed assets            (1,528)         -      (1,528)
                                  ------------------------------------
Net cash (used) by investing        (1,528)         -      (1,528)
activities                        ------------------------------------
Cash flows from financing
activities
Issuances of common stock           63,400     10,100      73,500
                                  ------------------------------------
Net cash provided by financing      63,400     10,100      73,500
activities                        ------------------------------------

Net increase in cash                28,136        307      28,443
Cash - beginning                       307          -           -
                                  ------------------------------------
Cash - ending                     $ 28,443  $     307    $ 28,443
                                  ====================================
Supplemental disclosures:
Interest paid                     $      -  $       -    $      -
                                  ====================================
Income taxes paid                 $      -  $       -    $      -
                                  ====================================
Non-cash transactions:
Stock issued for services         $      -  $       -    $  2,000
provided                          ====================================
Number of shares issued for              -          -   2,000,000
services                          ====================================



  The accompanying notes are an integral part of these financial statements.




PAGE-17-F5



                       Ginseng Forest, Inc.
                   (a Development Stage Company)
                               Notes


Note 1 - History and organization of the company

The Company was organized December 4, 2000 (Date of Inception) under the laws of the State of Nevada, as Ginseng Forest, Inc. The Company has no operations and in accordance with SFAS #7, the Company is considered a development stage company. The Company is authorized to issue 25,000,000 shares of $0.001 par value common stock.

The Company is planning to produce and distribute the roots and seeds of the ginseng herb.

Note 2 - Accounting policies and procedures

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2002.

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2002.

Fixed Assets
Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

                 Computer equipment  5 years

Revenue recognition
The Company reports revenue as invoiced on an accrued basis. Cost of sales are recorded as items are sold and are comprised of product purchases and shipping costs.

Advertising costs
The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses in 2002.

Loss per share
Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding available to common stockholders during the period. The weighted average number of common shares outstanding was 3,768,000 and 2,500,000 for the years ended December 31, 2002 and December 31, 2001, respectively. The computation for loss per common share, assuming dilution, for the years ended December 31, 2002 and 2001, was antidilutive, and therefore is not included. Outstanding warrants as of December 31, 2002 totaled 126,800.



PAGE-18-F6


                       Ginseng Forest, Inc.
                   (a Development Stage Company)
                               Notes

Reporting on the costs of start-up activities
Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Income Taxes
Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable on the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Segment reporting
The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends
The  Company has not yet adopted any policy regarding  payment  of
dividends.   No  dividends  have  been  paid  or  declared   since
inception.

Recent pronouncements
In June 2001, SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," were issued. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, and that identifiable intangible assets acquired in a


PAGE-19-F7


                       Ginseng Forest, inc.
                   (a Development Stage Company)
                               Notes

business combination be recognized as an asset apart from goodwill, if they meet certain criteria. The impact of the adoption of SFAS No. 141 on our reported operating results, financial position and existing financial statement disclosure is not expected to be material.

SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill and indefinite-lived intangible assets, including that acquired before initial application of the standard, will not be amortized but will be tested for impairment at least annually. The new standard is effective for fiscal years beginning after December 15, 2001. The impact of the adoption of SFAS No. 142 on our reported operating results, financial position and existing financial statement disclosure is not expected to be material.

In July 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The impact of the adoption of SFAS No. 143 on the Company's reported operating results, financial position and existing financial statement disclosure is not expected to be material.

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued. This statement addresses the financial accounting and reporting for the impairment  or  disposal  of long-lived assets  and  broadens  the definition of what constitutes a discontinued operation and how results of a discontinued operation are to be measured and presented. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The impact of the adoption of SFAS No. 144 on our reported operating results, financial position and existing financial statement disclosure is not expected to be material.

Stock-Based Compensation
The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SEAS No. 123.

Year end
The Company has adopted December 31 as its fiscal year end.

Note 3 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.


PAGE-20-F8


                       Ginseng Forest, Inc.
                   (a Development Stage Company)
                               Notes

However, the Company has not commenced its planned principal operations and it has not generated any revenues. In order to obtain the necessary capital, the Company raised funds via securities offering pursuant to Regulation D, Rule 504. If the securities offering does not provide sufficient capital, a shareholder of the Company has agreed to provide sufficient funds as a loan over the next twelve-month period. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The officers and directors are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The
Company has not formulated a policy for the resolution of such conflicts.

Note 4 - Prepaid expenses

On September 15, 2002, the Company executed a one-year lease agreement with an individual and paid $1,500 for the annual rent of the testing site which is considered a prepaid expense. During the year ended December 31, 2002, the Company had rental expense of $500 and as of December 31, 2002, the balance in prepaid expense totaled $1,000. (See Note 11)

Note 5 - Fixed assets

On July 18, 2002, the Company acquired computer equipment totaling
$1,528.   For  the  year ended December 31, 2002,  the  amount  of
depreciation expense was $127.

Note 6 - Accrued executive compensation

On March 1, 2002, the Board of Directors of the Company approved an annual base salary of $18,000 with the Company's president. For the year ended December 31, 2002, the amount accrued was $15,000 and is due upon demand. (See Note 9)

Note 7 - Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:



PAGE-21-F9


                       Ginseng Forest, Inc.
                   (a Development Stage Company)
                               Notes


U.S federal statutory rate    (34.0%)
Valuation reserve              34.0%
Total                           - %

As of December 31, 2002, the Company has a net operating loss carry forward of approximately $59,163 for tax purposes, which will be available to offset future taxable income. If not used, this carry forward will expire in 2022.

Note 8 - Stockholder's equity

The Company is authorized to issue 25,000,000 shares of its $0.001 par value common stock.

During December 2000, the Company issued 2,000,000 shares of its $0.001 par value common stock to an officer and director in exchange for services rendered in the amount of $2,000. (See Note
9)

During January 2001, the president of the Company donated capital of $100. (See Note 9)

During February 2001, the Company issued 500,000 shares of its $0.001 par value common stock to Providential Management Group, Ltd., a limited partnership, in exchange for cash in the amount of $10,000.

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

Note 9 - Related party transactions

During December 2000, the Company issued 2,000,000 shares of its $0.001 par value common stock to an officer and director. (See
Note 8)

During January 2001, the president of the Company donated capital of $100. (See Note 8)

On March 1, 2002, the Board of Directors of the Company approved an annual base salary of $18,000 with the Company's president. (See Note 6)

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The
Company has not formulated a policy for the resolution of such conflicts.

Note 10 - Warrants and options

On  March  5,  2002,  the Company issued 126,800  warrants  to  an


PAGE-22-F10


                       Ginseng Forest, Inc.
                   (a Development Stage Company)
                               Notes

investment banking firm to purchase the Company's $0.001 par value common stock on a one-for-one basis. The warrant exercise price is $0.055 per share of common stock and substantially all warrants will expire on or before March 5 2005. During the year ended December 31, 2002, no warrants have been exercised. The warrant has been determined to have no market value using the Black-Scholes option pricing model with a market value per common share of $0.05, a risk free rate of return of 8%, an exercise period of three years and a volatility of 30%.

Note 11 - Contracts and agreements

On February 12, 2002, the Company executed an investment banking agreement with NevWest Securities Corporation (NW) to be the agent of the issuer for the offering that was exempt from federal registration pursuant to Regulation D, Rule 504. Pursuant to the terms of the agreement, the Company paid NW a non-accountable expense allowance of $1,500 and 10% of the total gross proceeds raised. In addition, the Company issued 126,800 warrants to purchase the Company's $0.001 par value common stock on a one-for-one basis. The warrant exercise price is $0.055 per share of common stock and substantially all warrants will expire on or before March 5, 2005. During the year ended December 31, 2002, the Company paid NW a total of $9,340 for commissions, escrow fees and a non-accountable expense allowance.

On September 15, 2002, the Company executed a one-year lease agreement with an individual for one quarter of an acre of land for a testing site. Pursuant to the terms of the agreement, the Company paid $1,500 for the annual rent of the testing site. (See
Note 4)
































PAGE-23-F11



                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons

A.   Directors, Executive Officers and Significant Employees

The names, ages, and positions of GFI's directors, executive officers, and significant employees are as follows:


     NAME         AGE          POSITION         DIRECTOR SINCE
  -----------    -----    ------------------    -----------------
Harold W.         63     President and            November 2000
Sciotto                  Director

Sam H. Sciotto    38     Secretary, Treasurer,    November 2000
                         and Director

Harold W. Sciotto, President and Director - From June 1964 until his retirement in May 1993, Mr. Sciotto served in various sales and management positions with Sears Roebuck & Company. These positions encompassed store sales and department management positions, store merchandise manager, district business manager for six states and store manager of three stores in Arizona. His duties included, but were not limited to, sales, advertising, personnel management, financial statements and accounting. Prior to and after retirement, Mr. Sciotto was a business consultant to his son, Sam H. Sciotto, in various business ventures. Currently, he is devoting his expertise to Ginseng Forest, Inc.

Sam H. Sciotto, Secretary, Treasurer and Director - For the past over 15 years, Mr. Sciotto has been buying and redeveloping small business enterprises. He has developed management skills in sales, personnel, accounting and financial reports. The businesses involved were video sales and rental, tanning and herbal product sales, hair styling and herbal a fast food service restaurant. He is currently devoted to the development of Ginseng Forest full-time.

B.   Family Relationships

Harold W. Sciotto (President and Director) is the father of Sam H. Sciotto (Secretary, Treasurer and Director).

C.    Involvement on Certain Material Legal Proceedings During the
Last Five Years

No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations. No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities. No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.











PAGE-24-




Item 10. Executive Compensation.

Summary Compensation Table
                                    Annual Compensation
          (a)             (b)      (c)    (d)       (e)
  Name and Principal      Year   Salary  Bonus     Other
       Position                    ($)    ($)      Annual
                                                 Compensation
                                                    ($)

Harold W. Sciotto,        2002   15,000    0         0
President and Director
                          2001      0      0         0
                          2000      0      0         0
Sam H. Sciotto,           2002      0      0         0
Secretary, Treasurer,
and Director
                          2001      0      0         0
                          2000      0      0         0

On March 1, 2002, the Board of Directors of the Company approved an annual base salary of $18,000 for Harold W. Sciotto, GFI's President. For the year ended December 31, 2002, the amount accrued was $15,000 and is due upon demand.

There are no existing or planned option/SAR grants.

Employment Contracts

GFI has no employment agreements with any of its officers or directors.

Item  11.  Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of the date of this report with respect to the beneficial ownership of the Common Stock of GFI by (i) each director, (ii) each executive officer, (iii) the directors and officers of GFI as a group, (iv) and each person known by GFI to own beneficially more than five percent (5%) of the Common Stock. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.


 Title of    Name of Beneficial Owner   Number of    % of
  Class                 (1)              Shares      Class
Common      Harold W. Sciotto,          2,000,000   53.08%
Stock       President, and Director
Common      Providential Management     500,000     13.27%
Stock       Group, Ltd.(2)
Common      Officers and Directors as a 2,500,000   66.35%
Stock       Group

Footnotes:

(1). The address of officers and directors in the table is c/o Ginseng Forest, Inc., 3812 North Gallatin Street, Mesa, AZ 85215.

(2)  The  Address for Providential Management Group, Ltd. is 11213
  Camaposa  Circle, San Diego, California 92126.   The  beneficial
  owner of Providential Management Group, Inc. is Lucas Zlosiln.



PAGE-25-


Change in Control

No  arrangements exist that may result in a change of control of GFI.

Item 12. Certain Relationships and Related Transactions.

During December 2000, the Company issued 2,000,000 shares of its $0.001 par value common stock to an officer and director in exchange for services rendered in the amount of $2,000.

Office space and services are provided without charge by a director and shareholder.

Item 13. Exhibits and Reports on Form 8-K.

(a)  Exhibits required by Item 601 of Regulation S-B

Exhibit Number           Name and/or Identification of Exhibit
--------------     ---------------------------------------------------------
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

    10.            Material Contracts.
                     Commercial Lease, incorporated by reference to the quarterly report on Form 10-QSB, for the three months ended September 30, 2002, previously filed with the SEC.

    23.            Consent of Experts and Counsel
                     Consent of Beckstead and Watts, LLP.

    99.            Additional Exhibits
                     Certification Pursuant to Title 18, United States Code,
                     Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002.

(b) Reports on Form 8-K

GFI filed no Current Reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2002.

Item 14. Controls and Procedures.

Based on their most recent review, which was completed within ninety days of the filing of this report, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company's management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.



PAGE-26-




                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      Ginseng Forest, Inc.
                     ----------------------
                          (Registrant)

              By: /s/ Harold W. Sciotto, President
                  --------------------------------

                         March 10, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature               Title                  Date
   -------------          ------------          ------------

   /s/ Harold W.      President, Principal     March 10, 2003
      Sciotto          Executive Officer,
  ---------------           Director
 Harold W. Sciotto

 /s/ Sam H. Sciotto        Secretary,          March 10, 2003
 ------------------   Treasurer, Director
   Sam H. Sciotto

 /s/ Sam H. Sciotto   Principal Financial      March 10, 2003
 ------------------         Officer
   Sam H. Sciotto

 /s/ Sam H. Sciotto   Principal Accounting     March 10, 2003
 ------------------         Officer
   Sam H. Sciotto


























PAGE-26-




     Certification pursuant to the Sarbanes-Oxley Act of 2002

I, Harold W. Sciotto, President and Principal Executive Officer of Ginseng Forest, Inc., certify that:

1.    This  annual report fully complies with the requirements  of
    Section 13 or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of the registrant;

2.    I have reviewed this annual report on Form 10-KSB of Ginseng
    Forest, Inc.;

3. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

4. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

5.     The  registrant's  other  certifying  officer  and  I   are
    responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
    14) for the registrant and we have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and
    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

6. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors [or persons performing the equivalent function]:
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

7. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     March 10, 2003

By:  /s/ Harold W. Sciotto
     ---------------------
Harold W. Sciotto, President and Principal Executive Officer




-PAGE-




     Certification pursuant to the Sarbanes-Oxley Act of 2002

I, Sam H. Sciotto, Principal Financial Officer of Ginseng Forest,
Inc., certify that:

1.    This  annual report fully complies with the requirements  of
    Section 13 or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of the registrant;

2.    I have reviewed this annual report on Form 10-KSB of Ginseng
    Forest, Inc.;

3. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

4. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

5.    The  registrant's  other  certifying  officer  and  I   are
    responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
    14) for the registrant and we have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and
    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

6. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors [or persons performing the equivalent function]:
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

7. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     March 10, 2003

By:  /s/ Sam H. Sciotto

Sam H. Sciotto, Principal Financial Officer



-PAGE-