Form 10QSB
period 2003-03-31
GINSENG FOREST INC
filed 2003-05-14
CIK 1171331

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended March 31, 2003

 [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
            For the transition period from ___________ to __________

                Commission file number 000-49738

                      Ginseng Forest, Inc.
              -----------------------------------
  (Exact name of small business issuer as specified in its charter)

              Nevada                        86-1012155
         ----------------             ------------------------
     (State or jurisdiction of    (I.R.S. Employer Identification
  incorporation or organization)               No.)

                     3812 North Gallatin Street
                           Mesa, AZ 85215
                 -----------------------------------
              (Address of principal executive offices)

                          (480) 985-0749
                      ---------------------
                   (Issuer's telephone number)

               ---------------------------------------
           (Former name, former address and former fiscal
                 year, if changed since last report)


        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check  whether  the  registrant filed all documents  and  reports required  to be filed by Section l2, 13 or 15(d) of the  Exchange
Act  after  the distribution of securities under a plan confirmed
by a court.  Yes [ ]   No [ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common  Stock, 3,768,000 shares issued and outstanding as of  May
13, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]




                             PAGE-1-






                        TABLE OF CONTENTS

                                                                       PAGE

PART I - FINANCIAL INFORMATION                                           3

 Item 1. Financial Statements.                                           3

 Item 2. Management's Analysis of Financial Condition and Plan
 of Operation.                                                          12

 Item 3. Controls and Procedures                                        13


PART II - OTHER INFORMATION                                             14

 Item 1. Legal Proceedings.                                             14

 Item 2. Changes in Securities.                                         14

 Item 3. Defaults Upon Senior Securities.                               14

 Item 4. Submission of Matters to a Vote of Security Holders.           14

 Item 5. Other Information.                                             14

 Item 6. Exhibits and Reports on Form 8-K.                              14


SIGNATURES                                                              15



















                             PAGE-2-




                 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited financial statements are included as part of this report:

*  Balance Sheet as of March 31, 2003.

*  Statements  of Operations for the Three Months Ended  March
   31, 2003 and March 31, 2002, and the Period December 4, 2000 (inception) to March 31, 2003.

*  Statements  of Cash Flows for the Three Months Ended  March
   31, 2003 and March 31, 2002, and the Period December 4, 2000 (inception) to March 31, 2003.

*  Notes to Financial Statements

































                             PAGE-3-

















                      Ginseng Forest, Inc.
                  (A Development Stage Company)

                          Balance Sheet
                              as of
                         March 31, 2003

                               and

                    Statements of Operations
                   for the Three Months Ended
                    March 31, 2003 and 2002,
                       and For the Period
         December 4, 2000 (Inception) to March 31, 2003

                               and

                           Cash Flows
                   for the Three Months Ended
                    March 31, 2003 and 2002,
                       and For the Period
         December 4, 2000 (Inception) to March 31, 2003




















                             PAGE-4-






                        TABLE OF CONTENTS


                                             Page

Independent Accountants' Review Report         1

Balance Sheet                                  2

Statements of Operations                       3

Statements of Cash Flows                       4

Footnotes                                      5



































                             PAGE-5-




Beckstead and Watts, LLP
Certified Public Accountants
                                          3340 Wynn Road, Suite B
                                              Las Vegas, NV 89102
                                                     702.257.1984
                                                 702.362.0540 fax

             INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
Ginseng Forest, Inc.
(a Development Stage Company)
Mesa, AZ

We have reviewed the accompanying balance sheet of Ginseng Forest, Inc. (a Nevada corporation) (a development stage company) as of March 31, 2003 and the related statements of operations for the three-months ended March 31, 2003 and 2002 and for the period December 4, 2000 (Inception) to March 31, 2003, and statements of cash flows for the three-months ended March 31, 2003 and 2002 and for the period December 4, 2000 (Inception) to March 31, 2003. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Beckstead and Watts, LLP has previously audited, in accordance with generally accepted auditing standards, the balance sheet of Ginseng Forest, Inc. (a development stage company) as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 26, 2003, we expressed an unqualified opinion on those financial statements.

/s/ Beckstead and Watts, LLP
----------------------------
May 9, 2003



                            PAGE-6-F1





                      Ginseng Forest, Inc.
                  (a Development Stage Company)
                         Balance Sheets
                           (unaudited)


                                                   March 31,
                                                     2003
Assets                                         -----------------

Current assets:
  Cash                                          $      21,429
  Inventory                                               493
  Prepaid expenses                                        625
                                               -----------------
    Total current assets                               22,547
                                               -----------------
Fixed assets, net                                       1,325

                                                $      23,872
                                               =================
Liabilities and Stockholder's Equity

Current liabilities:
  Accounts payable                              $         290
  Payroll liabilities                                     765
  Accrued executive compensation                       16,500
                                               -----------------
    Total current liabilities                          17,555
                                               -----------------
Stockholder's equity:
  Common stock, $0.001 par value, 25,000,000
 shares
    authorized, 3,768,000 shares issued and
   outstanding                                          3,768
  Additional paid-in capital                           71,732
  (Deficit) accumulated during development
 stage                                                (69,183)
                                               -----------------
                                                        6,317
                                               -----------------
                                                $      23,872
                                               =================



 The accompanying notes are an integral part of these financial statements.







                            PAGE-7-F2





                      Ginseng Forest, Inc.
                  (a Development Stage Company)
                    Statements of Operations
                           (unaudited)


                                           Three Months Ended     December 4,
                                                                    2000
                                               March 31,        (Inception) to
                                           2003         2002    March 31, 2003
                                         ----------   ----------   -----------

Revenue                                   $      -     $      -     $       -
                                         ----------   ----------   -----------
Expenses:
 General and administrative expenses         5,444       11,683        47,480
 General and administrative expenses -
related party                                4,500        1,500        21,500
 Depreciation                                   76            -           203
                                         ----------   ----------   -----------
  Total expenses                            10,020       13,183        69,183
                                         ----------   ----------   -----------
Net (loss)                                $(10,020)    $(13,183)    $ (69,183)
                                         ==========   ==========   ===========
Weighted average number of
 common shares outstanding - basic and   3,768,000    2,936,756
fully diluted                            ==========   ==========

Net (loss) per share - basic & fully      $  (0.00)    $  (0.00)
diluted                                  ==========   ==========




 The accompanying notes are an integral part of these financial statements.












                            PAGE-8-F3





                      Ginseng Forest, Inc.
                  (a Development Stage Company)
                    Statements of Cash Flows
                           (unaudited)


                                           Three Months Ended     December 4,
                                                                    2000
                                               March 31,        (Inception) to
                                           2003         2002    March 31, 2003
                                         ----------   ----------   -----------
Cash flows from operating
activities
Net (loss)                                $(10,020)    $(13,183)    $ (69,183)
     Shares issued for services                  -            -         2,000
     Depreciation                               76                        203
Adjustments to reconcile net (loss)
to
    net cash (used) by operating
   activities:
     (Increase) in inventory                     -            -          (493)
     Decrease (increase) in prepaid
    expenses                                   375            -          (625)
     Increase in accounts payable              290            -           290
     (Decrease) in due to
    shareholder                                  -         (100)            -
     Increase in payroll
    liabilities                                765            -           765
     Increase in accrued executive
    compensation                             1,500        1,500        16,500
Net cash (used) by operating             ----------   ----------   -----------
activities                                  (7,014)     (11,783)      (50,543)
                                         ----------   ----------   -----------
Cash flows from investing
activities
    Purchase of fixed assets                     -            -        (1,528)
                                         ----------   ----------   -----------
Net cash (used) by investing                     -            -        (1,528)
activities                               ----------   ----------   -----------

Cash flows from financing
activities
    Common stock                                 -       63,400        73,500
Net cash provided by financing           ----------   ----------   -----------
activities                                       -       63,400        73,500
                                         ----------   ----------   -----------

Net increase (decrease) in cash             (7,014)      51,617        21,429
Cash - beginning                            28,443          307             -
                                         ----------   ----------   -----------
Cash - ending                             $ 21,429     $ 51,924     $  21,429
                                         ==========   ==========   ===========
Supplemental disclosures:
    Interest paid                         $      -     $      -     $       -
                                         ==========   ==========   ===========
    Income taxes paid                     $      -     $      -     $       -
                                         ==========   ==========   ===========
Non-cash investing and financing
activities:
    Shares issued for services            $      -     $      -     $   2,000
   provided                              ==========   ==========   ===========
    Number of shares issued for
   services                                      -            -     2,000,000
                                         ==========   ==========   ===========



 The accompanying notes are an integral part of these financial statements.




                            PAGE-9-F4





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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2002 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $68,899 for the period from December 4, 2000 (inception) to March 31, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These  conditions  raise substantial doubt  about  the  Company's
ability   to  continue  as  a  going  concern.   These  financial
statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Prepaid expenses

On September 15, 2002, the Company executed a one-year lease agreement with an individual for one-quarter of an acre of land for a testing site. Pursuant to the terms of the agreement, the Company paid $1,500 for the annual rent of the testing site which is considered a prepaid expense. During the three-month period ended March 31, 2003, the Company had rental expense of $375 and as of March 31, 2003, the balance in prepaid expense totaled $625.

Note 4 - Fixed assets

The  Company  had  computer equipment totaling $1,528.   For  the
three-month   period  ended  March  31,  2003,  the   amount   of
depreciation expense was $76.

Note 5 - Accrued executive compensation

On March 1, 2002, the Board of Directors of the Company approved an annual base salary of $18,000 with the Company's president. During the three-month period ended March 31, 2003, the amount accrued was $4,500 and the amount paid was $3,000. The balance of accrued executive compensation as of March 31, 2003 was $16,500.




                            PAGE-10-F5





                      Ginseng Forest, Inc.
                  (a Development Stage Company)
                              Notes

Note 6 - Related party transactions

During  the  three-month period ended March 31, 2003, the  amount accrued  as  compensation for the Company's president was  $4,500 and the amount paid was $3,000.

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

































                           PAGE-11-F6





Item 2. Management's Analysis of Financial Condition and Plan of Operation.

This  section  must  be read in conjunction  with  the  unaudited
Financial Statements included in this report.

A.   Management's Analysis of Financial Condition

In the approximately twenty-eight months of operation from December 4, 2000 (Date of Inception) to March 31, 2003, Ginseng Forest, Inc. ("GFI" or the "Company") generated no revenues and incurred a cumulative net loss of $69,183. GFI's loss resulted primarily from costs of start-up activities, including consulting fees and other general and administrative expenses. Also, on March 1, 2002, the Board of Directors of GFI approved an annual base salary of $18,000 for GFI's president. During the three-month period ended March 31, 2003, the amount accrued was $4,500 and the amount paid was $3,000. The balance of accrued executive compensation as of March 31, 2003 was $16,500.

On  July 18, 2002, GFI acquired computer equipment for a total of
$1,528.   For  the three-month period ended March 31,  2003,  the
amount of depreciation expense was $76.

On September 15, 2002, GFI executed a one-year lease agreement with an individual for one-quarter of an acre of land for a testing site. Pursuant to the terms of the agreement, GFI paid $1,500 for the annual rent of the testing site, which is considered a prepaid expense. During the three-month period ended March 31, 2003, the Company had rental expense of $375 and as of March 31, 2003, the balance in prepaid expense totaled $625.

GFI financed its operations during the period from December 4, 2000 to March 31, 2003 primarily by issuing capital stock to its founder, officers, and unaffiliated investors in exchange for cash and services. During December 2000, GFI issued 2,000,000 shares of its $0.001 par value common stock to an officer and director in exchange for services rendered in the amount of $2,000. During February 2001, GFI issued 500,000 shares of its $0.001 par value common stock to Providential Management Group, Ltd., a limited partnership, in exchange for cash in the amount of $10,000. On February 28, 2002, GFI closed its offering pursuant to Regulation D, Rule 504 of the 1933 Securities and Exchange Act, as amended, whereby it sold a total of 1,268,000 shares of its common stock at $0.05 per share to outside investors for cash in the total amount of $63,400. As of March 31, 2003, GFI had 3,768,000 shares of Common Stock issued and outstanding held by approximately 27 shareholders of record. In March 2002, GFI issued 126,800 warrants to purchase the Company's $0.001 par value common stock on a one-for-one basis. The warrant exercise price is $0.055 per share of common stock and substantially all warrants will expire on or before March 5,
2005. During the three-month period ended March 31, 2003, no warrants were exercised.

As  of March 31, 2003, GFI had $22,547 in current assets, $17,555
in  current  liabilities, and a working capital of  $4,992.   The
current assets consisted of $21,429 in cash, $493 in inventory, and $625 in prepaid expenses.

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




                            PAGE-12-





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























                            PAGE-13-





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




                            PAGE-14-





                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      Ginseng Forest, Inc.
                    ------------------------
                          (Registrant)


     Signature                     Title                Date
     ---------                     -----                ----


 /s/ Harold W. Sciotto      President, Principal      May 13, 2003
----------------------       Executive Officer,
Harold W. Sciotto               Director


 /s/ Sam H. Sciotto             Secretary,            May 13, 2003
-------------------         Treasurer, Director
 Sam H. Sciotto

 /s/ Sam H. Sciotto         Principal Financial       May 13, 2003
-------------------              Officer
   Sam H. Sciotto

 /s/ Sam H. Sciotto        Principal Accounting      May 13, 2003
-------------------              Officer
   Sam H. Sciotto


















                            PAGE-15-





    Certification pursuant to the Sarbanes-Oxley Act of 2002

I, Harold W. Sciotto, President and Principal Executive Officer of Ginseng Forest, Inc., certify that:

1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of the registrant;

2. I have reviewed this quarterly report on Form 10-QSB of Ginseng Forest, Inc.;

3. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

4. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

5. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
    14) for the registrant and we have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and
    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

6. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors [or persons performing the equivalent function]:
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

7. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     May 13, 2003

By:  /s/ Harold W. Sciotto
    ------------------------
Harold W. Sciotto, President and Principal Executive Officer





                            -PAGE-





    Certification pursuant to the Sarbanes-Oxley Act of 2002

I, Sam H. Sciotto, Principal Financial Officer of Ginseng Forest,
Inc., certify that:

 1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of the registrant;

 2. I have reviewed this quarterly report on Form 10-QSB of Ginseng Forest, Inc.;

 3. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

 4. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

 5. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
    14) for the registrant and we have:
   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;
   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and
   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 6. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors [or persons performing the equivalent function]:
   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 7. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     May 13, 2003

By:  /s/ Sam H. Sciotto
    --------------------
Sam H. Sciotto, Principal Financial Officer





                            -PAGE-