Form 10QSB
period 2003-06-30
GINSENG FOREST INC
filed 2003-08-19
CIK 1171331

Use these links to rapidly review the document
CARROLL SHELBY INTERNATIONAL INC. CONTENTS

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15 9(d) of the Securities Exchange Act of 1934A
For the quarterly period ended June 30, 2003
☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act
For the transition period from to

Commission file number 000-49738

Carroll Shelby International Inc.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	86-1012155
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
11150 W. Olympic Boulevard, Suite 1050 Los Angeles, CA 90064 (Address of Principal Executive Offices)
(310) 914-1843 (Insurer's Telephone Number, Including Area Code)
Ginseng Forest, Inc. (Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the restraint was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

APPLICATION ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☐    No ☐

APPLICATION ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,855,866 shares of common stock, $0.001 per value per share, as of August 19, 2003. Transition Small Business Disclosure Format (check one):

Yes ☐    No ☒

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CARROLL SHELBY INTERNATIONAL INC.
CONTENTS

CARROLL SHELBY INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2003 (unaudited) and December 31, 2002

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	—	$22,929
Accounts receivable	30,940	132,143
Inventory	—	—
Note receivable from related party	280,000	7,321
Other current assets	15,815	—

Total current assets	326,755	162,393

Property and equipment, net	141,566	219,994
Trademark, trade names	2,011,856	—
Other assets	—	8,282

Total assets	$2,480,177	$390,669

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$74,034	$148,609
Customer deposit	2,000	—
Accrued tax liability	54,000	—
Advances from shareholder	396,434	314,467
Note payable to shareholder (Note 1)	2,000,000	—
Notes payable	17,016	83,167

Total current liabilities	2,543,484	546,243

COMMITMENTS (Note 6)
STOCKHOLDERS' DEFICIT
Common stock—25,000,000 shares authorized, 12,855,866 issued and outstanding; $.001 par value as of June 30, 2003 (unaudited), 9,087,866 issued and outstanding; $.001 par value as of December 31, 2002.	12,856	1,000
	(76,163)	(156,574)

Total stockholders' deficit	(63,307)	(155,574)

Total liabilities and stockholders' deficit	$2,480,177	$390,669

The accompanying notes are an integral part of these financial statements.

CARROLL SHELBY INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2003 and 2002 (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Royalty income	$60,723	$83,519	$160,436	$202,754
Equipment rental	—	29,648	—	59,296
Automobile sales, net	—	—	357,696	—

Total revenues	60,723	113,167	518,132	262,050

Expenses:
Selling and marketing expenses	110,763	89,667	187,036	220,300
General and administrative expenses	94,938	124,651	206,216	379,891

Total expenses	205,701	214,318	393,252	600,191

Loss from operations	(144,978)	(101,151)	124,880	(338,141)
Other income (expense):
Sublease rental income	6,000	6,000	12,000	10,000
Interest income (expense)	(896)	(6,564)	(1,670)	(13,852)

Total other income (expense)	5,104	(564)	10,380	(3,852)

Net income (loss) before provision for income taxes	(139,874)	(101,715)	135,210	(341,993)
Provision for income taxes	800	800	54,800	800

Net income (loss)	$(140,674)	$(102,515)	$80,410	$(342,793)

Basic and diluted net income (loss) per share	$(0.02)	$(0.01)	$0.01	$(0.04)

Weighted average number of common shares outstanding—Basic	9,422,799	9,087,866	9,255,333	9,087,866

Weighted average number of common shares outstanding—Dilutive	9,422,799	9,087,866	9,382,133	9,087,866

The accompanying notes are an integral part of these financial statements.

CARROLL SHELBY INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2003 and 2002 (unaudited)

	For the Six Months Ended June 30,
	2003	2002
	(unaudited)	(unaudited)
Cash Flow from operating activities:
Net income (loss)	$80,410	$(342,793)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	71,508	70,986
Change in working capital	75,096	196,010

Net cash flows used in operating activities	227,014	(75,797)

Cash flows from investing activities:
Purchase of property and equipment	(10,384)	—
Sale of fixed asset, net	17,304	—

Net cash flows provided by investing activities	6,920	—

Cash flow from financing activities:
Repayment of notes payable	(66,151)	(86,887)
Net advances from shareholder	89,288	(17,152)
Note receivable to related party	(280,000)

Net cash flows provided by financing activities	(256,863)	(104,039)

Net increase (decrease) in cash and equivalents	(22,929)	(179,836)
Cash and equivalents, at beginning of period	22,929	179,836

Cash and equivalents, at end of period	$	$—

The accompanying notes are an integral part of these financial statements.

Carroll Shelby International Inc.
Notes to the Consolidated Financial Statements
June 30, 2003

NOTE 1—HISTORY AND ORGANIZATION OF THE COMPANY

        The Company was originally organized on December 4, 2000 (Date of inception) under the laws of the State of Nevada, as Ginseng Forest, Inc. Through June 23, 2003 the Company had no operations and in accordance with SFAS No.7, the Company was considered a development stage company.

        On June 23, 2003, the Company closed its previously announced agreement (the "Exchange Agreement") to acquire all of the outstanding common stock of Carroll Shelby Licensing, Inc. ("CSL") and Shelby Automobiles, Inc. ("SAI"), a recently formed entity, for 9,087,866 shares of Ginseng Forest, Inc. common stock and a promissory note issued by Ginseng Forest, Inc. to the Shelby Companies security holders in the amount of $2,000,000 due December 31, 2003. The stock exchange between the entities was considered a reverse acquisition. Under reverse acquisition accounting, CSL was considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of Ginseng Forest, Inc. Ginseng Forest, Inc. had minimal assets and no liabilities.

        On June 23, 2003, which was the closing date of the Exchange Agreement, the Company's two directors, Harold W. Sciotto and Sam H. Sciotto, resigned after electing Carroll Shelby, John Luft and M. Neil Cummings as new directors of the Company.

        Carroll Shelby Licensing, Inc. was originally incorporated as O T C Packaging Company in Texas on April 22, 1986. In June 1998, the Company became Shelby American Management, Inc. and a final name change to Carroll Shelby Licensing, Inc. was approved in March, 1999. Carroll Shelby Licensing, Inc. owns and licenses various trademarks and intellectual properties for Carroll Shelby and related names.

        Carroll Shelby Licensing, Inc. revenues are substantially royalties derived from licensing agreements with domestic companies including manufacturers of automobiles and accessories, clothing, video games and miscellaneous items.

        Shelby Automobiles Inc. was incorporated as a Nevada corporation in 2003 for the purpose of manufacturing high performance Shelby vehicles under the guidance of Carroll Shelby and will be involved in prototype manufacturing, design and engineering projects; and plans to increase production and availability of these Shelby products through an expanded dealer network and direct sales under a license agreement with CSL. Since its inception the Company has had no operating activity.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Financial Information

        The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position, the results of operations, and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of results for the entire fiscal year ending December 31, 2003.

        The information with respect to the three and six months ended June 30, 2003 and 2002 is unaudited.

Revenue Recognition

        Revenues are royalties derived from licensing agreements with domestic companies including manufacturers of automobiles and accessories, clothing, video games and miscellaneous items. Revenues are recognized in accordance with the terms of the licensing agreements. Revenue from the rental of equipment and office space is recorded in the period that it is earned. Revenue from a automobile sales is recorded upon the date the automobile transfer's title from the Company to the purchaser.

Cash Equivalents

        For purposes of the statement of cash flows, the Company considers money market funds with maturities of three months or less to be cash equivalents.

Accounts Receivable

        The Company uses the allowance method for accounting for bad debts. At June 30, 2003, the Company's management believes all receivables are collectible.

Intangible Asset

        As a result of the acquisition of CSL and SAI $2,011,806 of intangible asset has been recorded. This intangible asset represents trademarks and trade names associated with Carroll Shelby. This intangible asset has yet to be appraised. During the second half of 2003, the Company intends to engage a third party appraiser to support the value established.

Property and Equipment

        Property and equipment are stated at cost. Depreciation is computed using the straight-line methods over useful lives ranging from 3 to 10 years.

Comprehensive Income

        The Company utilizes SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income in any period presented.

Impairment of Long-lived Assets

        The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company would recognize an impairment loss based on the estimated fair value of the asset.

Stock-Based Compensation

        SFAS No. 123, "Accounting for Stock-based Compensation", establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock issued to Employees", to account for stock-based compensation issued to employees.

        The Company has elected to use the intrinsic value based method and when necessary disclose the pro forma effect of using the fair value based method to account for its stock-based compensation.

Income Taxes

        By virtue of the exchange agreement Carroll Shelby Licensing Inc. was converted from an S Corporation to a C Corporation. The impact on this conversion is not material to the financial position or statement of operations of the Company.

        Since June 23, 2003, the Company uses the asset and liability method of accounting for income taxes. The asset and liability method accounts for deferred income taxes by applying enacted statutory rates in effect for periods in which the difference between the book value and the tax bases of assets and liabilities are scheduled to reverse. The resulting deferred tax asset or liability is adjusted to reflect changes in tax laws or rates. Because the Company has incurred loses from operations in prior years and in the second quarter of 2003, no benefit is realized for the any tax assets.

        The provision for income taxes as of June 30, 2002 reflects the minimum state tax due. For the six months ended June 30, 2003 the Company had net income which required the Company to also accrue provision for state and federal taxes. The following provision was recorded as of June 30, 2003:

Current	$54,800
Deferred	—

$54,800

Income (Loss) per Share

        Basic income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilative. When the Company has incurred net losses, basic and diluted loss per share are the same.

Estimates

        The preparation of financial statements in conformity with generally accepted account principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

        The carrying amount of cash, accounts receivable and accounts payable approximate fair value due to the short-term nature of those instruments.

Statement of Cash Flow

        In connection with the acquisition of CSL and SAI the following non cash transaction was recorded in the second quarter of 2003:

Issuance of common stock	$11,806
Issuance of Note Payable for common stock	$2,000,000
Purchase of Intangible assets	$2,011,806

        For the three and six months ended June 30, 2003 and 2002 income taxes paid was $800. For the three and six months ended June 30, 2003 no interest was paid. Interest paid for the three and six months ended June 30, 2002 was $3,269 and $5,366, respectively.

Reclassification

        Certain prior year items have been reclassified to conform to the current year's presentation.

Recently issued accounting pronouncements

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 will not have any impact on the Company's financial statements as management does not have any intention to change to the fair value method.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003. Management does not expect adoption of SFAS No. 149 to have an impact on the Company's statements of earnings, financial position, or cash flows.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 will not have any impact on the Company's financial statements.

NOTE 3—PROPERTY AND EQUIPMENT

        Property and equipment at June 30, 2003 and December 31, 2002 consisted of the following:

	June 30, 2003	December 31, 2002
Truck with trailer	$478,079	$478,079
Airplane	310,384	300,000
Automobiles	206,450	306,587
Furniture and equipment	37,553	37,553
Leasehold improvements	11,557	11,557

	1,044,023	1,133,776
Less accumulated depreciation	(902,457)	(913,782)

	$141,566	$219,994

        Depreciation expense for the three and six months ended June 30, 2003 is $35,754 and $71,508, respectively. Depreciation expense for the three and six months ended June 30, 2002 is $35,493 and $70,986, respectively.

NOTE 4—NOTES PAYABLE

        In accordance the Exchange Agreement the Company has a $2,000,000 note payable to the Shelby Companies security holders which is due on December 23, 2003. This note is non-interest bearing.

        The Company has an installment note payable, due $9,883 monthly including interest at 7.5%, secured by transportation equipment, due September 2003. Total principal outstanding on this note as of June 30, 2003 is $17,016

NOTE 5—RELATED PARTY TRANSACTIONS

        The Company's principal shareholder holds the trademarks that are the subject of its licensing agreement. The shareholder has assigned all rights and obligations of the trademarks to the Company and it enters into the related licensing agreements directly. The Company has a non-exclusive licensing agreement for the trademarks with a related entity owned by its shareholder. The Company received nothing for the three and six months ended June 30, 2003. However, the Company received $0 and $135,000, respectively for the three and six months ended June 30, 2002.

        In addition, the Company rents certain of its transportation equipment to a related entity partially owned by its principal shareholder. The Company received no revenue from this lease in fiscal 2003. For the three and six months ended June 30, 2002 the Company received $29,648 and $59,296, respectively.

        The Company also subleases a portion of its office space to related entities. During the six and three months ended June 30, 2003 and 2002 it received $6,000 and $12,000, respectively and $6,000 and $10,000, respectively.

        The Company's principal shareholder advances funds for operating capital from time to time. These advances are non-interest bearing and do not have a due date. Repayments are made when working capital is adequate. The outstanding balances of such advances as of June 30, 2003 and December 31, 2002 were $396,434 and $314,467, respectively.

        During the second quarter of 2003 the Company advanced $280,000 to a company partially owned by it's principal shareholder.

NOTE 6—COMMITMENTS

        The Company leases certain office space under the terms of a joint and several lease agreement with an unrelated cotenant. If the cotenant could not meet its obligation under the lease, the Company would be required to assume additional rental expenses.

Item 2 Management's Discussion and Analysis or Plan of Operation.

Cautionary Statement

        You should read the following discussion and analysis in conjunction with the Financial Statements and related Notes thereto contained elsewhere in this Form 10-QSB ("Report"). The information in this Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC.

        The section entitled "Risk Factors" set forth in this Report in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment.

        This Report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "except," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.

        Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Report to conform such statements to actual results or to changes in our expectations.

Overview

        The Company was originally organized on December 4, 2000 (Date of inception) under the laws of the State of Nevada, as Ginseng Forest, Inc. Through June 23, 2003 the Company had no operations and in accordance with SFASNo. 7, the Company was considered a development stage company.

        On June 23, 2003, the Company closed its previously announced agreement (the "Exchange Agreement") to acquire all of the outstanding common stock of Carroll Shelby Licensing, Inc. and Shelby Automobiles, Inc. (the "Shelby Companies") for 9,087,866 shares of Ginseng Forest, Inc. common stock and a promissory note issued by Ginseng Forest, Inc. to the Shelby Companies security holders in the amount of $2,000,000 due December 31, 2003.

Plan of Operations

        The Company's strategy is to aggressively pursue new licensing channels for its historic and prominent intellectual properties and hallmark brands such as Shelby Cobra, 427 S/C, FIA 289, Cobra Daytona Coupe, GT 350 and GT 500. This process will be achieved through possible acquisitions and strategic alliances.

Company's Description

        Carroll Shelby Licensing Inc.

        Carroll Shelby Licensing, Inc. was originally incorporated as O T C Packaging Company in Texas on April 22, 1986. In June 1998, the Company became Shelby American Management, Inc. and a final name change to Carroll Shelby Licensing, Inc. was approved in March 1999. Carroll Shelby Licensing, Inc. is the exclusive holder of automotive manufacturer and entrepreneur Carroll Shelby's trademarks, vehicle design rights, and other intellectual properties, which include some of the world's most famous muscle cars and high performance vehicles, including the car that brought home to the U.S. its first and only FIA World Manufactures Championship in 1965, the famous 1965 Shelby Cobra Daytona Coupe. CSL also holds trademark rights for Shelby-branded apparel, accessories and collectibles.

        Carroll Shelby Licensing, Inc. revenues are substantially royalties derived from licensing agreements with foreign and domestic companies including manufacturers of automobiles parts and accessories, die-cast, plastic and other models of famous Shelby vehicles, clothing, computer and video games, collectables and various products.

        Shelby Automobiles Inc.

        Shelby Automobiles Inc. was incorporated as a Nevada corporation in 2003 for the purpose of manufacturing high performance Shelby vehicles under the guidance of Carroll Shelby and will be involved in prototype manufacturing, design and engineering projects; and plans to increase production and availability of these Shelby products through an expanded dealer network and direct sales under a license agreement with CSL. Since its inception the Company has had no operating activity.

        For the three and six months ended June 30, 2003 the Company's sales and expenditures are primarily due to the operations of CSL.

Revenues:

        Revenues increased by $256,083 or 98% from $262,050 for the six months ended June 30, 2002, to $518,132 for the six months ended June 30, 2003, and revenues decreased by $52,444 or 46% from $113,167 for the three months ended June 30, 2002, to $60,723 for the three months ended June 30, 2003. Revenue consists of royalty income, equipment rental income and a sale of a vintage Daytona Coupe. For the six months ended June 30, 2003, the increase in sales over the same period in 2002 is primarily attributable to the sale of the vintage Daytona Coupe in the first quarter of 2003. Royalty revenue for the first half of 2003 compared to the first half of 2002 decreased $42,318, from $202,754 in fiscal 2002 versus $160,436 in fiscal 2003. The decrease in royalty revenue for the six months ended June 30, 2003 versus the same period in 2002 is attributable to the loss of royalty income from certain related affiliates under common ownership. For the six months ended June 30, 2002 this affiliate accounted for $135,000 of the royalty revenue. However, in fiscal 2003, the Company has begun to expand and improve its royalty and licensee base by increasing the number of licensees and placing less reliance on revenue from these related entities.

        Equipment rental income is made up of a tractor-trailer display that is used to promote various Shelby licensed automobiles. In 2002 this equipment was being leased by a related entity for $59,296 for the six months ended June 30, 2002 and $29,648 for the three months ended June 30, 2002. In 2003 the related entity was unable to pay its monthly lease payments and as a result no revenue was recorded for the six and three months ended June 30, 2003. This decrease in equipment rental revenue was a significant reason for the decrease in total revenue for the quarter ended June 30, 2003 versus the quarter ended June 30, 2002. The Company does not anticipate any significant revenue for the second half of 2003 for the rental of this equipment.

Selling and Marketing Expense

        Selling and marketing expense decreased by $33,263 or 15% from $220,300 for the six months ended June 30, 2002, to $187,036 for the six months ended June 30, 2003, and selling and marketing expenses increased by $21,096 or 24% from $89,667 for the three months ended June 30, 2002, to $110,763 for the three months ended June 30, 2003.

        Selling expenses during the six and three month periods ended June 30, 2003 included expenditures for transportation, business gifts, depreciation, meals and entertainment, printing and reproduction, promotion and public relations, research, trademark support, travel and video duplication. In 2002 CSL was promoting the 40thanniversary of the Shelby Cobra. The overall decrease in selling and marketing expenditures from 2003 versus 2002 is the result of not having any extraordinary marketing campaigns in 2003. The increase in selling expenses in the second quarter of fiscal 2003 versus fiscal 2002 is primarily attributable to the timing of CSL's payment for its trademark political support. In 2003 the trademark support payment was made in the second quarter however in 2002 this payment was made in the first quarter.

General and Administrative Expenses

        General and Administrative expense decreased by $173,675 or 46% from $379,891 for the six months ended June 30, 2002, to $206,216 for the six months ended June 30, 2003, and general and administrative expenses decreased by $21,096 or 24% from $124,651 for the three months ended June 30, 2002, to $94,938 for the three months ended June 30, 2003.

        General and Administrative expenses during the six and three month periods ended June 30, 2003 and 2002 include expenditures for payroll, legal, bank services charges, various office expenditures and property taxes. Protection of the Company's trade name and trademarks is paramount to the Company's existence. During fiscal 2002, the Company was incurring legal fees associated with its Superformance lawsuit. No expenditures for this lawsuit were incurred in 2003. Through June 30, 2003 the Company has not incurred any significant fees for legal proceedings. The reduction in legal fees is the primary reason for the decrease in general and administrative expenses for the three and six months ended June 30, 2003 versus the same time periods in 2002.

Other Income and (Expense)

        Other income (expense) increased by $14,182 from ($3,852) for the six months ended June 30, 2002, to $10,330 for the six months ended June 30, 2003, and other income increased by $5,667 from $(564) for the three months ended June 30, 2002, to $5,104 for the three months ended June 30, 2003.

        The increase in other income for the three and six months ended June 30, 2003 versus the same time period for 2002 is primarily attributable to less interest accrued on the equipment note in 2003 versus 2002.

Provision for Income Taxes

        The provision for income taxes as of June 30, 2002 reflects the minimum state tax due. For the six months ended June 30, 2003 the Company had net income, which required the Company to provide for a $61,800 provision for state and federal taxes.

Liquidity and Capital Resources

        During the first half of 2003 cash provided by operations was $227,014. The net cash provided by operations is primarily attributable to the Company's earnings before depreciation and amortization. In addition, the Company increased its working capital through the collection of its outstanding accounts receivables net of payments of its accounts payable.

        During the first half of 2003, net cash provided by investing activities of $6,920, was generated primarily from the accounting for the sale of the Daytona Coupe. The cash flow from investment activities was offset by the purchase of property and equipment.

        During the first half of 2003, net cash used in financing activities of $256,863, consisted of payments on the Company's installment note for its transportation equipment. Also the Company repaid its shareholder $190,712 for advances made to the Company.

        In August 2003 the Company retained an investment banker to provide, among other services, assistance with Company's financing efforts as it attempts to secure additional capital for product development, possible acquisitions and working capital an assist the Company with general business strategy and advice regarding listing on a national exchange.

        Currently, the Company is dependent upon its majority shareholder to provide liquidity form any shortfall in cash provided by operations. If this shareholder does not continue to provide funding for the Company this will have an adverse material impact on the statement of financial position for the Company and its operations.

        The Company believes that inflation has not had a material impact on it operations.

Critical Accounting Policies

        We believe that our accounting policy for long-lived assets and fair value of financial instruments are critical accounting policies that significantly impact our financial statements. Our accounting policy of long-lived assets is as follows:

        We assess the fair value and recoverability of our long-lived assets whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, we make assumptions and estimates regarding future cash flows and other factors to make our determination. The fair value of our long-lived assets is dependent upon the forecasted performance of our business, changes in the various industries, and the overall economic environment. When we determine that the carrying value of our long-lived assets may not be recoverable, we measure any impairment based upon the excess of the carrying value that exceeds the estimated fair value of the assets. As a result of these reviews, we have not yet recognized any impairment losses as of June 30, 2003.

  Risk Factors

        You should carefully consider the following risks and the other information contained in this Report and in our other filings with the Securities and Exchange Commission before you decide to invest in us or to maintain or increase your investment. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties may also adversely impact and impair our business. If any of the following risks actually occur, our business, results of operations or financial condition would likely suffer. In such case, the trading price of our Common Stock could decline, and you may lose all or part of your investment.

  •
  Our cash or cash equivalents reserves may not be adequate to cover our costs of operations. To date, we have covered our operating losses through loans from our majority shareholder.

  •
  It is likely that we will need to raise additional capital at some point in the future. If additional funds are raised through the issuance of equity, our shareholders' ownership will be diluted. There can be no assurance that additional financing will be available on terms favorable to us or at all. If funds are not available or are not available on terms acceptable to us, we may not be able to continue the development of our product, respond to our competitors or continue our business.

  •
  Our business depends on the protection of our intellectual property and may suffer if we are unable to protect adequately our intellectual property.

  •
  Our business is dependent on our relationships with other parties, specifically with Carroll Shelby. If we are unable to use the Carroll Shelby name this will have a material adverse impact on the financial position of the Company.

  •
  Our future revenues and profitability are unpredictable.

  •
  Our Common Stock is not widely traded, and, as a result, the prices quoted for our stock may not reflect its fair market value. Because of the low volume of trading in our Common Stock, our shareholders may find it difficult to sell their shares.

  •
  Our principal shareholders can exercise significant control over us and could limit the ability of our other shareholders to influence the outcome of transactions requiring a shareholder vote. As of June 30, 2003 approximately 85% of our outstanding Common Stock is owned by our executive officers, directors and principal shareholders. These shareholders will have the ability to exercise influence over all matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions.

  •
  Our Common Stock is currently quoted on the OTC Bulletin Board under the symbol: CSBI.

Item 3. Controls and Procedures

        Within the 90 days prior to the date of filing this Quarterly Report of Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its President (principal executive officer) and its Treasurer (chief financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President (principal executive officer) and its Treasurer (chief financial officer) concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION (John to Update)

Item 1. Legal Proceedings.

        There are no known legal actions that are either pending or threatened against Carroll Shelby International, Inc., nor are there any asserted or unasserted potential claims of which management is aware. With respect to the wholly owned subsidiaries of Carroll Shelby International, Inc., specifically: Carroll Shelby Licensing, Inc. and Shelby Automobiles, Inc., there are no pending or threatened legal actions of which management is currently aware. Contingent claims, however, have been asserted against Carroll Shelby Licensing, Inc. by a representative of one of its former licensees, and certain shareholders and creditors of said former licensee (to wit: the company formerly known as Shelby American, Inc., now American Inc., Venture-Nevada LLC, Larry Winget and Venture Mold & Engineering). These contingent claims arise from allegations to the effect that the license agreement with the company formerly known as Shelby American, Inc. should not have been terminated for lack of payment of royalties due under said agreement. Management has investigated the basis under which Carroll Shelby Licensing, Inc. terminated the license agreement with Shelby American, Inc. and has determined that there were in fact good, valid legal reasons for termination of said license agreement based upon, among other reasons, the undisputed nonpayment of royalties over a 3-year time period of an amount in excess of $1 million. Furthermore the Company believes that Carroll Shelby Licensing, Inc. has a good and valid legal claim against the company formerly known as Shelby American, Inc., for nonpayment of royalties in an amount in excess of $1 million. Collection of these royalties, however, would be dependent upon the outcome of future legal proceedings and the ability of Carroll Shelby Licensing, Inc. to collect on the assets of the company formerly known as Shelby American, Inc., a privately held Texas corporation.

Item 2. Changes in Securities and Use of Proceeds.

        None.

Item 3. Defaults Upon Senior Debt.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on 8-K

Exhibits

Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports of Form 8-K

        On June 23, 2003, the Registrant filed a report of Form 8K disclosing the closing of its previously announced acquisition of the Shelby Companies.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARROLL SHELBY INTERNATIONAL INC. (Registrant)
Date: August 18, 2003	By:	/s/ JOHN LUFT President and Director
Date: August 18, 2003	By:	/s/ CARROLL SHELBY Director