Form 10QSB
period 2003-09-30
GINSENG FOREST INC
filed 2003-11-14
CIK 1171331

Use these links to rapidly review the document
CARROLL SHELBY INTERNATIONAL INC. CONTENTS

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15 9(d) of the Securities Exchange Act of 1934A
For the quarterly period ended September 30, 2003
☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act
For the transition period from to

Commission file number 000-49738

Carroll Shelby International Inc.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)
86-1012155 (I.R.S. Employer Identification No.)
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

Yes ☐ No ☒

APPLICATION ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,855,866 shares of common stock, $0.001 per value per share, as of November 13, 2003. Transition Small Business Disclosure Format (check one):

Yes ☒ No ☐

CARROLL SHELBY INTERNATIONAL INC.
CONTENTS

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CARROLL SHELBY INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2003 (unaudited) and December 31, 2002

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$449,332	$22,929
Accounts receivable	92,000	132,143
Inventory	601,358	—
Prepaid insurance	67,844
Note receviable from related party	519,283	7,321
Other current assets	15,885	—

Total current assets	1,745,702	162,393

Property and equipment, net	241,041	219,994
Trademarks, trade names	2,011,856	—
Other assets	4,858	8,282

Total assets	$4,003,457	$390,669

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$453,666	$148,609
Customer deposit	457,015	—
Accrued tax liability	—	—
Advances from shareholder	636,434	314,467
Notes payable to shareholder (Note 1)	2,980,000	—
Notes payable	—	83,167

Total current liabilities	4,527,115	546,243

COMMITMENTS (Note 6)
STOCKHOLDERS' DEFICIT
Common stock-25,000,000 shares authorized, 12,982,666 issued and outstanding; $.001 par value as of September 30, 2003 (unaudited); 9,087,866 issued and outstanding; $.001 par value as of December 31, 2001
	12,983	1,000
Additonal paid in capital	6,847
Accumulated deficit	(543,488)	(156,574)

Total stockholders' deficit	(523,658)	(155,574)

Total liabilities and stockholders' deficit	$4,003,457	$390,669

The accompanying notes are an integral part of these financial statements.

CARROLL SHELBY INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2003 and 2002 (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Royalty income	$174,565	$195,733	$335,002	$398,488
Automobile and automobile products	849,906	—	849,906	—
Equipment rental	—	29,648	—	88,943
Vintage automobile sales, net	—	—	357,696	—

Total revenues	1,024,471	225,381	1,542,604	487,431
Cost of good sold	845,522	—	845,522	—

Gross profit	178,949	225,381	697,082	487,431
Expenses:
Selling and marketing expenses	141,309	78,865	328,345	299,165
General and administrative expenses	520,959	402,649	727,430	782,539

Total expenses	662,268	481,514	1,055,775	1,081,704

Loss from operations	(483,319)	(256,133)	(358,693)	(594,273)
Other income (expense):
Sublease rental income	6,000	6,000	18,000	16,000
Interest income (expense)	(44,006)	(8,427)	(45,422)	(22,279)

Total other income (expense)	(38,006)	(2,427)	(27,422)	(6,279)

Net income (loss) before provision for income taxes	(521,325)	(258,560)	(386,115)	(600,552)
Provision (benefit) for income taxes	(54,000)	—	800	800

Net income (loss)	$(467,325)	$(258,560)	$(386,915)	$(601,352)

Basic and diluted net income (loss) per share	$(0.04)	$(0.02)	$(0.04)	$(0.05)

Weighted average number of common shares outstanding — Basic and dilutive	12,948,853	12,855,866	10,486,506	12,855,866

The accompanying notes are an integral part of these financial statements.

CARROLL SHELBY INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2003 and 2002 (unaudited)

	For the Nine Months Ended September 30,
	2003	2002
	(unaudited)	(unaudited)
Cash Flow from operating activities:
Net loss	$(386,915)	$(601,352)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	111,152	103,239
Change in working capital	120,555	342,845

Net cash flows used in operating activities	(155,208)	(155,268)

Cash flows from investing activities:
Purchase of property and equipment	(149,505)	—
Sale of fixed asset, net	17,304	—

Net cash flows used in investing activities	(132,201)	—

Cash flow from financing activities:
Repayment of notes payable	(83,167)	(112,608)
Net advances from shareholder	329,788	114,847
Notes payable to shareholder	980,000
Note receivable to related party	(519,283)	—
Redemption of warrants	6,974

Net cash flows provided by financing activities	713,812	2,239

Net increase (decrease) in cash and equivalents	426,403	(153,029)
Cash and equivalents, at beginning of period	22,929	179,836

Cash and equivalents, at end of period	$449,332	$26,807

The accompanying notes are an integral part of these financial statements.

Carroll Shelby International Inc.
Notes to the Consolidated Financial Statements
September 30, 2003

NOTE 1—HISTORY AND ORGANIZATION OF THE COMPANY

        The Company was originally organized on December 4, 2000 (Date of inception) under the laws of the State of Nevada, as Ginseng Forest, Inc. Through June 23, 2003 the Company had no operations and in accordance with SFAS No.7, the Company was considered a development stage company.

        On June 23, 2003, the Company closed its previously announced agreement (the "Exchange Agreement") to acquire all of the outstanding common stock of Carroll Shelby Licensing, Inc. ("CSL") and Shelby Automobiles, Inc. ("SAI"), a recently formed entity, for 9,087,866 shares of Ginseng Forest, Inc. common stock and a promissory note issued by Ginseng Forest, Inc. to the Shelby Companies security holders in the amount of $2,000,000 due December 31, 2003. The stock exchange between the entities was considered a reverse acquisition. Under reverse acquisition accounting, CSL was considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of Ginseng Forest, Inc. Ginseng Forest, Inc. had minimal assets and no liabilities. Its name was changed to Carroll Shelby International, Inc. in September, 2003.

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

        Shelby Automobiles Inc. ("SAI") was incorporated as a Nevada corporation in 2003 for the purpose of manufacturing high performance Shelby vehicles under the guidance of Carroll Shelby and is involved in prototype manufacturing, design and engineering projects. SAI plans to expand through a dealer network and direct sales under a license agreement with CSL. SAI began operations in the third quarter of 2003.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Financial Information

        The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position, the results of operations, and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of results for the entire fiscal year ending December 31, 2003.

        The information with respect to the three and nine months ended September 30, 2003 and 2002 is unaudited.

Revenue Recognition

SAI

        Customers execute sales contracts and make a deposit with their original order for a Cobra car. Sales revenues are recognized when a car is completed and shipped.

CSL

        Revenues are royalties derived from licensing agreements with domestic companies including manufacturers of automobiles and accessories, clothing, video games and miscellaneous items. Revenues are recognized in accordance with the terms of the licensing agreements. Revenue from the rental of equipment and office space is recorded in the period that it is earned. In the second quarter of 2003 the Company sold a vintage Daytona Coupe. This sale was recorded upon the date the automobile title transferred from the Company to the purchaser.

Cash Equivalents

        For purposes of the statement of cash flows, the Company considers money market funds with maturities of three months or less to be cash equivalents.

Accounts Receivable

        The Company uses the allowance method for accounting for bad debts. At September 30, 2003, the Company's management believes all receivables are collectible.

Inventories

        Inventories as of September 30, 2003 are held by SAI for the production of Cobra automobiles. Raw materials inventory represent automotive component parts and materials. Raw materials are stated at standard costs which are evaluated periodically. Work in process inventory represents unfinished Cobra automobiles. Work in process inventory is accumulated at standard costs based on estimated stage of completion for each Cobra automobile. Variances from standard costs are charged to cost of goods sold as incurred. As of September 30, 2003 inventories consisted of the following:

Raw Materials	$—
Work in process	601,358
Finished automobiles	—

$601,358

Intangible Asset

        As a result of the acquisition of CSL and SAI $2,011,856 of intangible asset has been recorded. This intangible asset represents trademarks and trade names associated with Carroll Shelby. This intangible asset has yet to be appraised. During the fourth quarter of 2003, the Company intends to engage a third party appraiser to support the value established.

Property and Equipment

        All property and equipment are stated at cost. Depreciation is computed using the straight-line methods over useful lives ranging from 3 to 10 years.

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

Income Taxes

        By virtue of the exchange agreement, Carroll Shelby Licensing Inc. was converted from an S Corporation to a C Corporation. The impact on this conversion is not material to the financial position or statement of operations of the Company.

        Since June 23, 2003, the Company uses the asset and liability method of accounting for income taxes. The asset and liability method accounts for deferred income taxes by applying enacted statutory rates in effect for periods in which the difference between the book value and the tax bases of assets and liabilities are scheduled to reverse. The resulting deferred tax asset or liability is adjusted to reflect changes in tax laws or rates. Because the Company has incurred loses from operations in prior years and through 2003, no benefit is realized for the any tax assets.

        For the nine months ended September 30, 2003, the tax provision on the Company's statement of operations represents the minimum state taxes due.

Income (Loss) per Share

        Basic income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. When the Company has incurred net losses, basic and diluted loss per share are the same.

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

Fair Value of Financial Instruments

        The carrying amount of cash, accounts receivable, inventories and accounts payable approximate fair value due to the short-term nature of those instruments.

Statement of Cash Flow

        In connection with the acquisition of CSL and SAI the following non cash transaction was recorded for the nine months ended September 30, 2003:

Issuance of common stock	$11,806
Issuance of Note Payable for common stock	$2,000,000
Purchase of Intangible assets	$2,011,806

        For the three months ended September 30, 2003 and 2002 no income taxes were paid. For the nine months ended September 30, 2003 and 2002 income taxes paid was $800. Interest paid for the three and nine months ended September 30, 2003 was $800. Interest paid for the three and nine months ended September 30, 2002 was $8,720 and $14,086, respectively.

Reclassification

        Certain prior year items have been reclassified to conform to the current year's presentation

NOTE 3—PROPERTY AND EQUIPMENT

        Property and equipment at September 30, 2003 and December 31, 2002 consisted of the following:

	September 30, 2003	December 31, 2002
Truck with trailer	$478,079	$478,079
Airplane	310,382	300,000
Automobiles	212,031	306,587
Furniture and equipment	44,170	37,553
Machinery, tooling and equipment	17,075	—
Leasehold improvements	121,405	11,557

	1,183,142	1,133,776
Less accumulated depreciation	(942,101)	(913,782)

	$241,041	$219,994

        Depreciation expense for the three and nine months ended September 30, 2003 is $39,644 and $111,152, respectively. Depreciation expense for the three and nine months ended September 30, 2002 is $35,254 and $103,239, respectively.

NOTE 4—NOTES PAYABLE TO SHAREHOLDER

        The following notes are outstanding as of September 30, 2003:

        A notes payable for $2,000,000 payable to the Shelby Companies security holders which is due on December 31, 2003 and is non interest bearing.

        On July 1, 2003, the Company obtained a $980,000 bridge note payable from its majority shareholder. This note matures on January 1, 2004 and bears interest at 1.5% per month from the date the funds are advanced. If the note is not paid by the maturity date the Company will issue 300,000 options to purchase common stock at $1.50 per share to the noteholer. The options will vest over a three year period.

NOTE 5—RELATED PARTY TRANSACTIONS

        The Company's principal shareholder holds the trademarks that are the subject of its licensing agreement. The shareholder has assigned all rights and obligations of the trademarks to the Company and it enters into the related licensing agreements directly. The Company has a non-exclusive licensing agreement for the trademarks with a related entity owned by its shareholder. The Company received nothing for the three and nine months ended September 30, 2003. However, the Company received $30,000 and $165,000, respectively for the three and nine months ended September 30, 2002.

        In addition, the Company rents certain of its transportation equipment to a related entity partially owned by its principal shareholder. The Company received no revenue from this lease in fiscal 2003. For the three and nine months ended September 30, 2002 the Company received $29,648 and $88,944, respectively.

        The Company also subleases a portion of its office space to related entities. During the three and nine months ended September 30, 2003 and 2002 it received $6,000 and $18,000, respectively and $6,000 and $16,000, respectively.

        The Company's principal shareholder advances funds for operating capital from time to time. These advances are non-interest bearing and do not have a due date. Repayments are made when working capital is adequate. The outstanding balances of such advances as of September 30, 2003 and December 31, 2002 were $636,434 and $314,467, respectively.

        In connection with the issuance of the $980,000 shareholder note payable described in Note 4, a shareholder received a $50,000 financing fee during the quarter ended September 30, 2003.

        See Note 4. Note Payable to Shareholder.

        The Company has a director whom also performs legal services for the Company. For the three and nine months ended September 30, 2003 and 2002, total expenditures related to this legal fees were $974 and $5,763, respectively and $1,517 and $6,544, respectively.

        As of September 30, 2003 the Company has a $519,283 receivable due from a Company which is 25% owned the Company's majority shareholder.

NOTE 6—COMMITMENTS

        The Company leases certain office space under the terms of a joint and several lease agreement with an unrelated cotenant. If the cotenant could not meet its obligation under the lease, the Company would be required to assume additional rental expenses.

NOTE 7—SHAREHOLDERS EQUITY

        In July 2003 the Company issued 126,800 shares of common stock from the exercise of a warrant. The value of this transaction, $6,974, was recorded to paid in capital and common stock.

NOTE 8—SUBSEQUENT EVENT

        On October 31, 2003, the Company announced it has entered into a non binding letter of intent to acquire automotive supercharger developer and manufacturer Allen Engine Development Inc. This acquisition will provide an extended reach for the Shelby brand into the growing automotive aftermarket and performance parts market. In addition, once the Allen Engine Development acquisition is completed it will give the Company tremendous depth in engineering services, which include research and development, CAD support, prototyping as well as full CNC machining services.

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

        The section entitled "Risk Factors" set forth in this Report in our other SEC filings; discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment.

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

Overview

        The Company was originally organized on December 4, 2000 (Date of inception) under the laws of the State of Nevada, as Ginseng Forest, Inc. Through June 23, 2003 the Company had no operations and in accordance with SFAS No. 7, the Company was considered a development stage company.

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

        In 1997, Shelby American Inc. and its subsidiaries obtained a license agreement from CSL to produce and manufacture the Cobra automobile. In 2003 Shelby American Inc. defaulted on its royalty agreements with CSL and was unable to continue as a going concern. In the third quarter of 2003, SAI entered into a possession and management agreement with Shelby American Inc. to protect its tradename and customer loyalty by continuing production of customer ordered Cobras and keeping its showroom facility open that operates daily tours. SAI is evaluating the risks and benefits of acquisition of certain Shelby American subsidiaries versus the purchase of certain assets of those subsidiaries or beginning production of Cobra cars in a completely new start up operation. It expects to finalize its evaluation during the fourth quarter of 2003.

Plan of Operations

        The Company's strategy is to aggressively pursue new licensing channels for its historic and prominent intellectual properties and hallmark brands such as Shelby Cobra, 427 S/C, FIA 289, Cobra

Daytona Coupe, GT 350 and GT 500. This process will be achieved through acquisitions and strategic alliances.

        In the third quarter of 2003 the Company, through SAI has begun the production of Cobra automobiles. The Company plans to expand its dealer network and direct sales under a license agreement with CSL.

        On October 31, 2003, the Company announced it has entered into a letter of intent to acquire automotive supercharger developer and manufacturer Allen Engine Development Inc. This acquisition will provide an extended reach for the Shelby brand into the growing automotive aftermarket and performance parts market. In addition, once the Allen Engine Development acquisition is completed it will give the Company tremendous depth in engineering services, which include research and development, CAD support, prototyping as well as full CNC machining services.

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

Shelby Automobiles Inc.

        Shelby Automobiles Inc. ("SAI") was incorporated as a Nevada corporation in 2003 for the purpose of manufacturing high performance Shelby vehicles under the guidance of Carroll Shelby and is involved in prototype manufacturing, design and engineering projects. SAI plans to expand through a dealer network and direct sales under a license agreement with CSL. In the third quarter of 2003 SAI began operations.

Revenues

        Total revenues increased by $1,055,173 or 216% from $487,431 for the nine months ended September 30, 2002, to $1,542,604 for the nine months ended September 30, 2003, and revenues increased by $799,090 or 355% from $225,381 for the three months ended September 30, 2002, to $1,024,471 for the three months ended September 30, 2003. The overall increase in our revenues for the three and nine months ended September 30, 2003 versus the same time period in 2002 is primarily due to the sales of Cobra cars beginning in the most recent quarter. Total revenue generated from car sales for the nine months ended September 30, 2003 increased $849,906. These revenues were generated from the sale of 9 Cobras and approximately $68,000 of Cobra performance and other automobile products.

        Royalty and other revenues decreased $152,429 or 31% from $487,431 for the nine months ended September 30, 2002, to $335,002 for the nine months ended September 30, 2003, and revenues decreased by $50,816 or 23% from $225,381 for the three months ended September 30, 2002, to $174,565 for the three months ended September 30, 2003. For the nine months ended September 30, 2003, the decrease in revenues over the same period in 2002 is primarily attributable to the decrease in rental revenues from a related entity under common control. Royalty revenue for the nine months ended September 30, 2003 compared to the same period in 2002 decreased $63,486, from $398,488 in fiscal 2002 to $335,002 in fiscal 2003. The decrease in royalty revenue for the nine months ended September 30, 2003 versus the same period in 2002 is attributable to the loss of royalty income from certain related affiliates under common ownership. For the nine months ended September 30, 2002 this affiliate accounted for $204,250 of the royalty revenue. However, in fiscal 2003, the Company is expanding and improving its royalty and licensee base by increasing the number of licensees and placing less reliance on revenue from these related entities.

        Equipment rental income is made up of a tractor-trailer display that is used to promote various Shelby licensed automobiles. In 2002 this equipment was being leased by a related entity for $88,944 for the nine months ended September 30, 2002 and $29,648 for the three months ended September 30, 2002. In 2003, the related entity was unable to pay its monthly lease payments and as a result no revenue was recorded for the nine and three months ended September 30, 2003. The Company does not anticipate any significant revenue for the last quarter of 2003 for the rental of this equipment.

Cost of Sales

        Cost of sales represents the costs associated with the production of the Cobra automobiles and the cost of the performance and other related automotive products. Cost of goods sold includes unabsorbed overhead associated with the start up of the Cobra car production operation. Total cost of sales for the three and nine months ended September 30, 2003 is $845,522. For the three and nine months ended September 30, 2002 there were no automobile or performance product sales.

Selling and Marketing Expense

        Selling and marketing expense increased by $29,180 or 10% from $299,165 for the nine months ended September 30, 2002, to $328,345 for the nine months ended September 30, 2003, and selling and marketing expenses increased by $62,444 or 79% from $78,865 for the three months ended September 30, 2002, to $141,309 for the three months ended September 30, 2003.

        Selling expenses during the nine and three month periods ended September 30, 2003 included CSL expenditures for transportation, business gifts, depreciation, meals and entertainment, printing and reproduction, promotion and public relations, research, trademark support, travel and video duplication. Selling expenses for SAI during the three and nine month periods ended September 30, 2003 included expenditures for advertising, promotions and travel.

        The overall increase in Selling and Marketing expense for the three and nine months ended September 30, 2003 versus the same time period in 2002 is attributable to advertising, promotional and travel expenditures of $72,398 associated with the beginning of operations at SAI in the third quarter of 2003. The increase in overall selling and marketing expenses attributed to SAI was offset by a decrease in these expenditures at CSL. For the three and nine month period ended September 30, 2002, CSL was promoting the 40th anniversary of the Shelby Cobra. In 2003 CSL did not having any extraordinary marketing campaigns as it did in 2002. In addition, CSL's selling and marketing expense decreased in the third quarter of fiscal 2003 versus the same period in fiscal 2002 because CSL was not required to make a payment for trademark political support in the third quarter of 2003 as it did in the third quarter of 2002.

General and Administrative Expenses

        General and Administrative expense decreased by $55,109 or 7% from $782,539 for the nine months ended September 30, 2002, to $727,430 for the nine months ended September 30, 2003, and general and administrative expenses increased by $118,310 or 29% from $402,649 for the three months ended September 30, 2002, to $520,959 for the three months ended September 30, 2003.

        General and Administrative expenses during the three and nine months ended September 30, 2003 and 2002 include expenditures from CSL and SAI for professional services, depreciation, utilities, payroll, bank services charges, office expenditures and property taxes.

        For the three and nine months ended September 30, 2003 general and administrative expenses included $347,179 associated with the beginning of operations at SAI in the third quarter of 2003. The general and administrative expenses attributable to SAI were offset by significant reductions in legal expenditures at CSL during the same time period. The net result was an overall decrease in general and administrative expenses. Protection of the Company's trade name and trademarks is paramount to the Company's existence. During fiscal 2002, the Company was incurring legal fees associated with its Superformance lawsuit. No expenditures for this lawsuit were incurred in 2003. Through September 30, 2003, the Company has not incurred any significant fees for legal proceedings associated with CSL. The increase in general and administrative expenses for the three months ended September 30, 2003 versus the same time periods in 2002 is primarily due to the SAI operations and as noted above offset by reduced legal fees in CSL.

Other Income and (Expense)

        Other income (expense) increased by $21,144 from ($6,279) for the nine months ended September 30, 2002, to $(27,422) for the nine months ended September 30, 2003, and other income increased by $35,579 from $(2,427) for the three months ended September 30, 2002, to $(38,006) for the three months ended September 30, 2003.

        The increase in other income (expense) for the three and nine months ended September 30, 2003 versus the same time period for 2002 is primarily attributable to the increase accrued interest expense associated with the Notes Payable from Shareholder.

Provision for Income Taxes

        The provision for income taxes as of September 30, 2002 and 2003 reflects the minimum state tax due.

Liquidity and Capital Resources

        During the nine months ended September 30, 2003, cash used in operating activities was $155,208. The net cash used in operations is primarily attributable to the Company's loss before depreciation and amortization. Specifically, the loss incurred by the Company through the start up of its SAI operations in third quarter of 2003.

        During the nine months ended September 30, 2003, net cash used in investing activities of $132,201 was primarily a result of the purchase of property and equipment associated with the start up of SAI.

        For the nine months ended September 30, 2003, net cash provided by financing activities of $713,812, consisted primarily of $329,788 of shareholder advances and a $980,000 note payable from the majority shareholder. The proceeds from this note were used to fund the start up of operations at SAI. Decreases in financing activities were attributable to the payment of an installment note for CSL's transportation equipment. In addition, the Company loaned $519,283 to a related entity.

        In August 2003, the Company retained an investment banker to provide, among other services, assistance with Company's financing efforts as it attempts to secure additional capital for product development, possible acquisitions and working capital an assist the Company with general business strategy and advice regarding listing on a national exchange.

        On October 31, 2003, the Company announced it has entered into a non-binding letter of intent to acquire automotive supercharger developer and manufacturer Allen Engine Development Inc. This acquisition will provide an extended reach for the Shelby brand into the growing automotive aftermarket and performance parts market. In addition, once the Allen Engine Development acquisition is completed it will give the Company tremendous depth in engineering services, which include research and development, CAD support, prototyping as well as full CNC machining services.

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

        We assess the fair value and recoverability of our long-lived assets whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, we make assumptions and estimates regarding future cash flows and other factors to make our determination. The fair value of our long-lived assets is dependent upon the forecasted performance of our business, changes in the various industries, and the overall economic environment. When we determine that the carrying value of our long-lived assets may not be recoverable, we measure any impairment based upon the excess of the carrying value that exceeds the estimated fair value of the assets. As a result of these reviews, we have not yet recognized any impairment losses as of September 30, 2003.

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

  •
  Our principal shareholders can exercise significant control over us and could limit the ability of our other shareholders to influence the outcome of transactions requiring a shareholder vote. As of September 30, 2003 approximately 85% of our outstanding Common Stock is owned by our executive officers, directors and principal shareholders. These shareholders will have the ability to exercise influence over all matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions.

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

Reports of Form 8-K

Reports of Form 8-K

        On August 15, 2003, the Registrant filed a report of Form 8K disclosing a change in the Company's auditors from Beckstead and Watts, LLP, Certified Public Accountants to Spicer, Jeffries & Co., Certified Public Accountants.

        On August 25, 2003, the Registrant filed a report of Form 8K/A amending the form 8K dated June 23, 2003. The purpose of this form 8-K/A is to include the financial statements and financial information required as a result of the closing of the Exchange Agreement between Ginseng Forest, Inc. and Carroll Shelby Licensing Inc. and Shelby Automobilies, Inc.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARROLL SHELBY INTERNATIONAL INC. (Registrant)
Date: November 14, 2003	By:	/s/ JOHN LUFT President and Director
Date: November 14, 2003	By:	/s/ CARROLL SHELBY Director