Form 10KSB
period 2003-12-31
CARROLL SHELBY INTERNATIONAL INC
filed 2004-04-14
CIK 1171331

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2003
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

(310) 914-1843
(Issuer's Telephone Number, Including Area Code)

Ginseng Forest, Inc.
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

(Title of Class)

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

        State issuer's revenues for its most recent fiscal year. $2,326,137

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $52,066,257 as of April 14, 2004.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.12,855,866 shares of Common Stock as of December 31, 2003.

        Transitional Small Business Disclosure Format (check one):

        Yes ☐    No ☒

DOCUMENTS INCORPORATED BY REFERENCE

        If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). No documents are incorporated by reference.

TABLE OF CONTENTS

CARROLL SHELBY INTERNATIOAL INC.
INDEX TO FORM 10-KSB
FOR THE YEAR ENDED
DECEMBER 31, 2003

Forward-Looking Statements

        This document contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "except," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

        Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

        Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors that affect our business, including without limitation the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition or Plan of Operation" and under the caption "Risk Factors" included herein.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

        Carroll Shelby's name is synonymous with performance. From the initial production of the first Shelby Cobra in the 1960s to the recent announcement of teaming with Ford to develop specialty vehicles, Carroll Shelby continues to participate in the development of high performance automobiles.

        Carroll Shelby International, Inc. ("CSI")has three wholly owned subsidiaries, Shelby Automobiles, Inc.("Autos") Carroll Shelby Licensing, Inc.("CSL") and Shelby Automotive South Africa (called the "Shelby Companies") Together, the Shelby Companies are engaged in the manufacturing and marketing of performance automobiles and related accessories as well as the licensing of the Shelby brand to third parties in connection with various products, including vehicles, memorabilia, video games, models, toys, branded apparel, styling and performance parts. Shelby Automobiles is currently producing authentic Shelby continuation Cobras, including the Cobra 427 S/C, the Cobra 289 FIA and the Cobra 289 S/C, and selling the same as component vehicles (i.e. without engines or drive trains)("Component Vehicles"). All Shelby Cobras are offered through a proprietary network of more than 20 dealers in North America and Europe. Shelby Automobiles also sells aftermarket styling and performance parts under the Carroll Shelby brand name.

        CSI was originally organized under the laws of the State of Nevada on December 4, 2000 (date of inception) as Ginseng Forest, Inc. ("GFI") GFI had no operations through June 23, 2003 and was considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7. On June 23, 2003, GFI acquired all of the outstanding common stock of CSL and Autos, a recently formed entity, for 9,087,866 shares of GFI common stock and a $2,000,000 secured promissory note to Carroll Shelby.

        In the third quarter of 2003 Autos began the production of Cobra automobiles due to the financial failure of a licensee Shelby American Inc. ("SAI") who was engaged in manufacturing these component cars. Shelby American Inc. lost its license to produce Shelby licensed automobiles due to its failure to make its required royalty payments to CSL. Shelby Automobiles finished the production of the ordered Shelby Cobras in order to protect the Company's brand name and maintain its customer loyalty. The Company believes these properties are the foundation of its future development.

        On December 30, 2003, the U.S. Bankruptcy court for the Eastern District of Michigan Southern Division approved the purchase and sale of assets by Shelby Automobiles, Inc., a wholly-owned subsidiary of Carroll Shelby International, Inc., from Venture Molds and Engineering Corporation ("Venture"). The Court had approved Venture's foreclosure under its security interest in all personal property owned by Shelby American, Inc. The purchase price of $1,200,000 is evidenced by a promissory note secured by the assets sold. Payment will be made in 40 monthly installments funded by CSI working capital and shareholder loans. The assets were sold free and clear of any other liens, claims, and encumbrances.

        The acquired assets include leasehold improvements, equipment and furniture used in the manufacture of Shelby Series I automobiles, several autos in various stages of completion and parts used in manufacturing.

        CSI plans to analyze the assets acquired to determine whether the highest value can be obtained by piecemeal sale, bulk liquidation or use in the production of vehicles.

        Carroll Shelby International, Inc. and Carroll Shelby Licensing Inc. are headquartered in Los Angeles, California. Shelby Automobiles Inc. is headquartered in Las Vegas, Nevada. The Shelby Companies in the aggregate, currently employ approximately 55 persons.

Our Products

Carroll Shelby Licensing Inc.

        Carroll Shelby Licensing Inc., founded in 1988, is the exclusive holder of Carroll Shelby's intellectual property rights, which include trademarks such as Shelby Cobra, the GT-350, GT-500, 427 S/C, 289 and 289 FIA and trade names and vehicle design rights. These trademarks and designs are intimately associated with some of the better known "muscle" cars and high-performance vehicles, including the one that brought home to the U.S. its first and only FIA World Manufacturers Championship in 1965, the Shelby Cobra Daytona Coupe. Carroll Shelby Licensing has over 80 licensees throughout Europe, Asia and the US. The licensed product lines include cars, car parts, component vehicles, aftermarket styling and performance parts, toys and hobby products, collectables and memorabilia, computer and electronic games, graphics and art, branded apparel, and accessories.

Shelby Automobiles Inc

        Cobra—The Company currently manufactures a complete line of Shelby Cobras component vehicles which include:

        CSX1000—CSX 7500—Shelby/AC Cobra 427S/C & Shelby/AC Cobra 289 FIA—These very premium cars offers the first collaboration between Shelby and AC Cars in more than 40 years. The first handcrafted aluminum bodied Shelby AC Cobra rolling chassis, produced at AC's plant in Surrey, United Kingdom, are expected to be shipped to Shelby Automobiles in Las Vegas for final assembly, fit and finish by year end 2004.

        These Cobras are expected to be offered in two limited production models, the Shelby AC Cobra 427 S/C and the Shelby AC Cobra 289 FIA, and registered as the CSX 1000 and the CSX 7500 Series, respectively and will be limited in production. Both models are authentic recreations of the iconic sports car, which set records for muscle-power and customer appeal in the early 1960's.

        The reunited partnership between Shelby and AC provides a platform that allows the CSX 1000 and CSX 7500 distribution by more than 20 Shelby dealers across the United States and Europe.

        CSX3000—Shelby Cobra 427 S/C Continuation—Aluminum (Hand Rolled)—The CSX 3000 series represents one of the most exclusive of the Shelby product lines, and is sold as a component vehicle. This vehicle is hand crafted on original Shelby Cobra chassis along with its original CSX chassis number. This vintage series is currently under the most limited of production schedules and its originality demands the most premium price point within the Shelby Cobra line. This car is often featured in museums race tracks and collector shows throughout the world.

        CSX4000—Shelby Cobra 427 S/C—Fiberglass & Aluminum (Stamped)—This series offers the high quality and performance found in a Shelby vehicle at a price point that competes directly with the imitation "knock-off" cobra (kit car) market. This handcrafted vehicle is offered in either composite fiberglass or stamped aluminum bodies with a variety of styling and performance upgrades available.

        This series has provided the Company with an incremental market reach by expanding the trial and exposure age from the mid $50,000's down to the mid $40,000's. This provides reach into the younger first time Cobra buying market while continuing to meet the needs of the high-end Cobra collector and enthusiast market.

        CSX7000—Shelby Cobra 289 FIA—Fiberglass & Aluminum (Stamped)—This handcrafted vehicle traces its roots to the winning heritage of the 60's. Offered in either composite fiberglass or aluminum, this model appeals to collectors and enthusiasts. With all its lines and curves, the Shelby Cobra 289 FIA offers the aerodynamics and overall look of its ancestors of the Cobra racing past.

        CSX8000—Shelby Cobra 289 Street Car—Fiberglass & Aluminum (Stamped)—Offering the craftsmanship and performance of its on track version, the Shelby Cobra 289 FIA, model features upgrades and accessories that allow its owner the luxury of an on and off track experience. Priced comparable to the track version, the Shelby Cobra 289 FIA Street Car reaches the collector and enthusiast, as well as the weekend pleasurist.

        Cobra Daytona Coupe—Under the direct supervision of Carroll Shelby, a vintage continuation version of the highly coveted Cobra Daytona Coupe is expected to be produced in limited quantities. This Cobra won the 24 hour Le Mans and subsequently captured the FIA World Manufacturer's Championship in 1965.

        Shelby GT500E "Eleanor"—The Shelby GT500E Mustang enthusiast with its custom styling and high octane performance. It reached its most notable exposure by being featured in one of Hollywood's most successful car movies. Built under license by Carroll Shelby Licensing Inc. the Shelby GT500E enjoys a long list a consumers awaiting the production and delivery of there car. Shelby Automobiles will offer to its customers and dealers this specially built Shelby GT500E in the second quarter of 2004.

        Secondary Manufacturing—Applying the Shelby brand to late model vehicles will provide automotive manufacturers with a performance and styling enhanced product, using their current new model year product offering as basis. A Shelby styled and tuned vehicle can be expected to draw a premium and bring an added level of style and performance to many product lines.

        The first in a series of these endeavors is expected to be a Shelby Ford Expedition. Shelby engineers have begun their performance and styling work which has resulted in exterior body styling enhancements, interior styling package, performance wheels and tires, a performance tuned suspension, as well as a variety of engine and drive train performance upgrades. This product is expected to be produced in limited quantities and sold through the Ford and Shelby dealer networks. An addition revenue channel will be the styling and performance parts kits made available to all existing Ford Expedition owners. These kits will represent each of the styling and performance upgrades engineered in the Shelby Ford Expedition and is expected to be made available through the Ford dealer parts network.

        Additional co-branded Shelby vehicles are currently under review and may include sports car, compact (tuner), pickup and exotic car products.

        Shelby Performance Products—This line of business is designed to reach Shelby and standard performance vehicle owners through the development and installation of performance drive train,

suspension and styling vehicle upgrades. These products include aftermarket performance parts upgrades and installation for Cobra and Series 1 owners, late model car performance parts upgrades, as well as a line of Carroll Shelby Signature Series branded aftermarket parts for the do-it-yourselfer. The Company expects to grow this line of business with an increased distribution through performance parts catalogs and online sales.

Research and Development Activities

        Ford Shelby Cobra—The Company and its partner Ford Motor Company are currently evaluating the possible introduction of a Ford Shelby Cobra expected to be sold through the Ford Dealer Network. The prototype of this car received its first distinguished recognition Autoweek's Editor's Choice awards at this year's North American International Auto Show (NAIAS) where the Ford Shelby Cobra Concept Car unveiled in Detroit took top honors, being named "Best in Show." This Cobra is modern in its design philosophy with cues to past Shelby creations like the yawning, semicircular air dam, side vents and all the curvaceous sheet metal needed to accommodate the 19-inch tires in the rear. There's a 6.4-liter, aluminum-block V10 engine providing 605 hp and 501 lb-ft torque. The Ford Shelby Cobra concept car was developed in just five months by the Ford Advanced Product Creation team with a healthy dose of input from Shelby.

        In the 1960s Carroll Shelby and Ford worked together on both racing and production vehicle programs, from the original Ford-powered Shelby Cobra to the Le Mans-winning Ford GT40 racing cars and the Shelby GT350 and GT500 Mustangs that are widely recognized to have started the pony car craze. It was a decade of performance punctuated by Ford muscle and Shelby engineering. Ford and Shelby hope to rejuvenate this success during the first decade of the new millennium.

        Shelby Mustang—Design and development discussions are underway to once again produce a "Shelby Mustang". This new model year pony car would sport the styling and performance that made the original Shelby mustangs famous. The effects of the publicity and impact on sales for the Performance division could be significant.

        Shelby Hydrogen Cobra—The Company is currently in preliminary discussions to assist in the design and production of a line of Shelby Hydrogen Cobras with the Los Angeles, California based Hydrogen Car Company Inc. (HDC). This collaboration could provide incremental brand awareness for the Shelby brand as well as provide the Hydrogen Car Company with a "top of mind" brand appeal for their first alternative fuel (hydrogen) vehicle project.

        As of December 31`, 2003 the Company has incurred no direct expense as related to the Research and Development projects listed above.

Competition

        The component car industry generates approximately 1600 component cars (kit cars) annually with overall gross revenue of approximately $75,000,000. Of the numerous producers of these component (kit car) vehicles, 75% of all cars produced are generated by less than a dozen good size companies, such as Shelby Automobiles Inc., Superformance International Inc., Factory Five Inc., etc. From a small garage setup to an elaborate multi-million dollar facility, this industry experiences a wide range of suppliers and product in the market.

Regulatory Requirements

        The component car (kit car) industry is governed by very few regulatory requirements. By virtue of the "rolling chassis" component guidelines, the few Department of Transportation certifications required pertain to supplied parts such as lights, wheels, tires, windshields, etc.

        Litigation is always subject to uncertainties. The outcome of individually litigated matters is not predictable with any high level of assurance. Various legal actions, governmental investigations, claims and proceedings are pending against the Company, including those arising out of governmental regulations relating to Environmental Protection Agency and National Highway Traffic & Safety Agency; licensee, dealer, supplier and other contractual relationships.

Sources of Income

        The Company realizes income streams through the following sources:

        Carroll Shelby Licensing Inc.—Through the licensing of the Carroll Shelby trademarks, signature, likeness, design and shape, CSL realizes a royalty of approximately 5% to 7% of each licensee's net licensed product revenue which is paid quarterly. In addition companies, who license Shelby intellectual properties for use in computer and electronic games, pay a one time fee per title which is also paid quarterly.

        Shelby Automobiles Inc.—expects to realize a larger source of income through this wholly owned subsidiary. Sales of the Company's Cobra CSX1000, CSX300, CSX4000, CSX7000, CSX7500, CSX8000 and Cobra Daytona Coupe component vehicles, and parts and service for such vehicles. Auto's secondary manufacturing division, and styling and performance parts kits business is expected to account for a significant contribution to revenue. The Shelby Performance Parts division will also provide an incremental source of income through the sales and installation of Carroll Shelby branded styling and performance parts. This division will also market and install a select number of "best in brand" performance parts and upgrades.

Sources and Availability of Materials and Names of Principal Suppliers

        The Company currently sources materials and supplies from various vendors throughout the world. The Company believes it has sufficient availability of materials through its primary and secondary vendors.

Trademarks and Patents

        CSL has been granted the exclusive rights to license all Carroll Shelby intellectual properties, including trademarks, names and designs. This grant is protected by a license agreement with Carroll Shelby and the Carroll Shelby Trust.

Employees

        The Company employs two executives within the Carroll Shelby International Inc. parent company, our Chief Executive Officer and our President and CFO. The company also employs a vice president within its wholly owned subsidiary, Shelby Automobile Inc., as well as approximately 52 leased staff employees. The Carroll Shelby International Inc. executives also act as CEO and president respectively of its wholly owned subsidiary, Carroll Shelby Licensing Inc. The Company is currently evaluating the need to hire additional employees to assist in the daily operations and market placement within each of the companies. The Company also engages consultants who receive fees for their services.

Other Agreements

        In November 2003 the Company commenced their first equity raise through the private placement of unregistered common shares. As of April 14, 2004, the Company had raised gross proceeds of approximately $3,600,000 through the sale of approximately 1,774,000 shares at $2.25 per share, net of commissions. As of the year ending December 31, 2003, the Company had received approximately $2,072,000 of funds, net of fees, resulting from the sale of 1,080,665 unregistered common shares.

Risk Factors

        You should carefully consider the following risks and the other information contained in this Report and in our other filings with the Securities and Exchange Commission before you decide to invest in us or to maintain or increase your investment. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties may also adversely impact and impair our business. If any of the following risks actually occurs, our business, results of operations or financial condition would likely suffer. In such case, the trading price of our Common Stock could decline, and you may lose all or part of your investment.

  •
  Our cash, cash equivalents reserves or income may not be adequate to cover our costs of operations. To date, we have covered our operating losses by privately placing securities and receiving funds from advances and notes payable from our majority shareholder. We expect to fund our general operations and marketing activities for 2004 with our current cash, cash equivalents reserves and general operating income. The company plans to continue our efforts to raise private placement equity.

  •
  We may not be able to raise the capital we need. It is likely that we will need to raise additional capital at some point in the future. If additional funds are raised through the issuance of equity, our shareholders' ownership will be diluted. There can be no assurance that additional financing will be available on terms favorable to us or at all. If funds are not available or are not available on terms acceptable to us, we may not be able to continue the development of our product, respond to our competitors or continue our business.

  •
  We have a history of losses. We have a history of operating losses and an accumulated deficit, as of December 31, 2003, of $1,931,218. Our ability to generate revenues and profits is subject to the risks and uncertainties encountered in the development or expenses of a business as well as by unforeseen economic conditions.

  •
  Our Common Stock is not widely traded, which may result in illiquidity and increased volatility. Our Common Stock is not widely traded, and, as a result, the prices quoted for our stock may not reflect its fair market value. Because of the low volume of trading in our Common Stock, our shareholders may find it difficult to sell their shares.

  •
  Our principal shareholders can exercise significant control over us and could limit the ability of our other shareholders to influence the outcome of transactions requiring a shareholder vote. As of December 31, 2003 approximately 66.5% of our outstanding Common Stock was owned by our executive officers, directors and principal shareholders. These shareholders have control over all matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions.

  •
  We have a negative net worth and a deficit in working capital. As of December 31, 2003 we had a negative net worth of $1,688,719 and a deficit in working capital of $1,164,486. Accordingly, it may be necessary for us to obtain additional long term debt or equity financing, in order to avoid restricting our future operations. There can be no assurance that any such financing will be available to us on terms satisfactory to us.

  •
  All of our assets are collateral for a promissory note we issued to Mr. Shelby, which is due and payable on June 30, 2004. We borrowed an aggregate of $2,000,000 from Mr. Shelby, our Chief Executive Officer. The loan is evidenced by a promissory note secured by all of our assets and due June 30, 2004. In the event we are unable to pay the note by the due date or arrange for an extension of the note, Mr. Shelby would be in a position to foreclose on all of our assets and take over the operations of our business.

ITEM 2. DESCRIPTION OF PROPERTY

        The Company leases approximately 4,000 sq. ft. of office space for its licensing company and headquarters office in Los Angeles, California. Product design and development utilize approximately 120,000 sq. ft. of leased space in Las Vegas, Nevada. Management believes that both location suite the needs of each operation and expect no change in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

1.
Case Name: In Re: Venture Holdings Company, LLC et. al., Debtors, Venture Mold & Engineering Corporation v. Carroll Shelby, Carroll Shelby International, Inc. and Shelby Automobile, Inc.

  Case No. 03-48939

  U.S. Bankruptcy Court, Eastern District of Michigan, Southern Division

  Carroll Shelby, Shelby Automobiles, Inc. and Carroll Shelby International, Inc. ("Shelby Entities") are named defendants in a lawsuit filed by Venture Mold & Engineering Corporation and its parent corporation ("Venture Entities") as debtors in bankruptcy seeking recovery of damages and/or certain vehicle parts and tooling utilized in the manufacture of "Cobra" series component vehicles during calendar year 2003. Carroll Shelby and Shelby Automobiles, Inc. utilized Cobra tooling and parts to complete certain customer orders placed with Shelby American, Inc. before it ceased doing business in July 2003. Some of these parts were in fact included in a December 30, 2003 asset purchase by Shelby Automobiles, which was accomplished with the consent of the Venture Entities and the approval of the bankruptcy court. The Shelby Entities' answer and counterclaim for damages against the Venture Entities based on breach of contract, breach of fiduciary duty and tortuous interference were filed with the Court on March 15, 2004. In the opinion of this office, it is unlikely that the outcome of this litigation will be unfavorable to the Shelby Entities, and in fact it is likely that the Shelby Entities will obtain a net positive recovery against the Venture Entities.

2.
Case Name: Superformance International, Inc. v. Carroll Shelby, Carroll Shelby Licensing, Inc, Shelby American, Inc., Carroll Hall Shelby Trust and Carroll Shelby International, Inc.

  Case No. 03-11750-RWZ

  U.S. District Court, District of Massachusetts

  Carroll Shelby, Carroll Shelby Licensing, Inc. and Carroll Shelby International, Inc. ("Shelby Entities") are named defendants in a lawsuit filed in federal court (Boston, Massachusetts) by a competitor who manufactures knock-offs of Shelby Cobra 427 S/C and Shelby Cobra Daytona Coupe vehicles, to wit: an Illinois based corporation by the name of Superformance, Inc., whose sole shareholder is a South African based company by the name of Hi-Tech, Inc. This particular litigation was commenced by Superformance after the Shelby Entities enforced their intellectual property rights granted by the U.S. Patent & Trademark Office to the exterior design of the Shelby Cobra Daytona Coupe. These rights were enforced by requesting U.S. Customs to impound a knock-off vehicle being imported into the United States by Superformance, which vehicle violated a trademark granted to Carroll Shelby re: the exterior design of the Daytona Coupe Cobra. The Superformance vehicle was in fact impounded in the State of New York by the U.S. Customs Office. Subsequently, the vehicle was released from impoundment. Superformance alleges that the impoundment was unlawful, and that it was damaged by the same. Shelby vehemently denies Superformance's allegations, and considers this lawsuit to be utterly without merit. Now pending before the Boston Federal Court is a motion brought by the Shelby Entities to dismiss the case for lack of jurisdiction, or, in the alternative, transfer the case to the residence of the Shelby Entities, to wit: Los Angeles, California. In the opinion of this office, it is unlikely that the outcome of the pending litigation will be unfavorable to the Shelby Entities. It is difficult to estimate an amount or range of potential loss by Superformance for the simple reason that its lawsuit is based upon claims which have no merit on their face, and even if their claims had merit Superformance has no history of selling its knock-off Daytona Coupe Cobras in the United States. Accordingly, any claim for lost profits would be speculative.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None

Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        On June 23, 2003, the common stock of Carroll Shelby International Inc. began trading under the symbol "CSBI".

        The following table sets forth the range of high and low bid information for CSI's common stock for each quarterly period within the last fiscal year.

	High	Low
Year Ended December 31, 2003:
Three Months Ended
March 31, 2003	N/A	N/A
June 30, 2003	$5.45	$5.10
September 30, 2003	4.50	4.50
December 31, 2003	3.95	3.53

        As of December 31, 2003, CSI had 57 stockholders of record.

        Holders of common stock are entitled to receive dividends, as and when declared by the Board of Directors out of funds legally available therefore, subject to the dividend and liquidation rights of any preferred stock that may be issued and outstanding. Presently, no preferred stock is outstanding. CSI has never declared or paid any dividends on its common stock.

        In 2003 the Company raised capital through a "Private Placement" of unregistered common stock. The Company has received approximately $2,072,025 of cash, net of costs of $359,475 from the sales of approximately 1,080,665 shares of common stock at $2.25 per share. As of December 31, 2003 the shares were not issued but are shown as outstanding in the consolidated statement of shareholder deficit.

        In the first quarter of 2004 the Company continued to raise capital through a private placement of unregistered common stock. The Company has received approximately $1,560,000 of cash from the sales of approximately 693,450 shares of common stock at $2.25 per share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement

        You should read the following discussion and analysis in conjunction with the Financial Statements and related Notes thereto contained elsewhere in this Form 10-KSB ("Report"). The information in this Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC.

        The section entitled "Risk Factors" set forth in this Report and in our other SEC filings discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our Company or to maintain or increase your investment.

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

Overview

        The Company was originally organized on December 4, 2000 (date of inception) under the laws of the State of Nevada, as Ginseng Forest, Inc. Through June 23, 2003 the Company had no operations and in accordance with Statement of Financial Accounting Standards No. 7, the Company was considered a development stage company.

        On June 23, 2003, the Company closed an agreement (the "Exchange Agreement") to acquire all of the outstanding common stock of CSL and Autos (the "Shelby Companies") for 9,087,866 shares of its common stock and a promissory note issued by Ginseng Forest, Inc. to the Shelby Companies' security holders in the amount of $2,000,000 originally due December 31, 2003 of which $500,000 was paid in March 2004 and $1,500,000 has been extended to June 30, 2004.

        In addition, the Company manufactures component cars (sometimes referred to as "kit" cars as they generally do not have engines or transmissions installed at time of delivery to the customer) under the brand name "Shelby Cobra" at its facilities in Las Vegas, Nevada. It began manufacturing a new series of the Cobra™ automobile to replicate the original Cobra™ last produced in 1967 and of which only approximately 1,000 units were ever produced. The Company's Cobra™ is substantially built to its original specifications for enthusiasts desiring a genuine replica of the first and only American produced sports car to claim the aforementioned championship. We believe significant enthusiast market exists in the United States for this historic automobile.

        The Company's strategy is to aggressively pursue new licensing channels for our historic and prominent intellectual properties and hallmark brands such as Shelby Cobra, 427 S/C, FIA 289, Cobra Daytona Coupe, GT 350 and GT 500, and to continue building and augmenting both component cars (i.e. 289, 289 FIA, 427 S/C and Daytona Coupe) and model year 2005, and beyond, vehicles which meet all current federal and state emissions and safety standards (i.e. the Ford Shelby Cobra Concept Car, and Ford Expedition). Our strategy includes acquisitions and strategic alliances. The Company will promote its products as natural enhancements to various products in the retail automotive industry, as well as auto racing and after market automotive accessories.

        On October 31, 2003, the Company announced it has entered into a letter of intent to acquire automotive supercharger developer and manufacturer Allen Engine Development Inc. This acquisition will be a combination of cash and equity and if completed, would provide an extended reach for the Shelby brand into the growing automotive aftermarket and performance parts market. In addition, if the Allen Engine Development acquisition is completed, it will give us depth in engineering services, which include research and development, CAD support, prototyping as well as full CNC machining services. There can be no assurance that this acquisition will be completed.

Critical Accounting Policies

        Certain accounting policies and estimates used by us in preparing our financial statements in accordance with generally accepted accounting principles are considered critical in providing readers context that is helpful in understanding our results of operations and financial position. Please keep these policies in mind regarding the following narrative. We believe these policies are critical to our financial statements.

        We assess the fair value and recoverability of our long-lived assets whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, we make assumptions and estimates regarding future cash flows and other factors to make our determination. The fair value of our long-lived assets is dependent upon the forecasted performance of our business, changes in the various industries, and the overall economic environment. When we determine that the carrying value of our long-lived assets may not be recoverable, we measure any impairment based upon the excess of the carrying value that exceeds the estimated fair value of the assets. As a result of our reviews, we have determined there is no impairment loss to be recognized at December 31, 2003.

        Our accounting policy for inventories is a critical accounting policy because it requires that we determine the cost of our inventory at the lower of cost or market for raw materials, work in process and finished goods pending the sale of that inventory. We determine our inventory by purchase cost for raw materials and by accumulating actual costs during production for work process and finished goods. We evaluate the lower of cost or market based on current and historical data. As a result of our evaluations, we have determined that our inventory is properly stated at December 31, 2003.

        Our accounting policy for recognition of revenue is a critical accounting policy because it determines the amount of sales we recognize from the sale of Cobra™ automobiles and the revenues we recognize from the licensing of our trade names, trademarks and intellectual properties. We have determined that sales of automobiles and accessories are recognized when the sale transaction is complete including physical delivery of the merchandise and transfer of title for automobiles. Deposits received from customers for sales contracts are recorded as a liability pending completion of the sales transaction. Revenues from our licensing activities are recognized when earned, based on actual reporting from licensees or may be estimated when historical data related to a licensee is adequate.

Results of Operations

Revenues

        The Company's revenues increased in 2003 primarily from the sales of Cobra™ automobiles as Autos began such production in the third quarter of 2003 as discussed above. Total revenues increased $1,727,149 or 288% from $598,988 in 2002 to $2,326,137 in 2003. While our revenues from licensing were consistent at $500,162 in 2002 to $499,408 in 2003, we added revenues of $1,826,729 from the sales of automobiles, including the sale of one of several vintage automobiles owned by the Company for $357,696. The Company's subsidiary Autos sold 22 Cobra™ automobiles during 2003. During 2002, the Company received $98,826 from the rental of its tractor-trailer display used to promote various Shelby licensed automobiles by an entity partially owned by its majority shareholder but no such revenues were received in 2003. For 2002, this affiliate also accounted for nearly one half of the Company's royalty revenue. However, in fiscal 2003, it did not provide any royalty revenue indicating the Company has been successful in expanding and improving its royalty and licensee base.

Cost of Goods Sold

        The Company did not previously have a cost of goods sold caption in its statement of operations. Cost of goods sold for 2003 was 89% of total revenue. For 2003, cost of goods sold represents the costs of Cobra automobiles and performance and other related automotive products sold. Cost of goods sold for 2003 includes unabsorbed overhead expenses associated with the start up of the Cobra car production operation of $1,006,623 or 43% of total revenue.

Selling and Marketing Expense

        The Company's entry into the production of Cobra™ automobiles meant establishing a sales and administrative organization. With this new activity, there has been a substantial increase in selling and marketing expenses of $98,219 or 31% from $314,667 for 2002 to $412,886 for 2003. The increase between periods is substantially related to the addition of the Cobra™ operations in 2003. The Company's selling and marketing expenses included expenditures for transportation, depreciation, meals and entertainment, printing and reproduction, promotion and public relations, research, trademark support, travel and video duplication. Its activities in this area have included promoting the 40th anniversary of the Shelby Cobra, travel and display at scheduled automobile races and events and payments related to trademark support. The Company will continue to promote its trademarks and trade names on a regular basis.

General and Administrative Expenses

        As discussed above, the Company has established an administrative organization related to its Cobra™ operations. These operations are located in separate facilities in Las Vegas, Nevada and there are additional expenses related to occupancy. Both CSL and Autos have increased its general and administrative activities and personnel to comply with its public reporting obligations. General and Administrative expense increased by $541,829 or 60% from $906,484 for 2002, to $1,448,313 for 2003. The periods are not comparable based on the significant change in operations discussed above. The Company's facility in Las Vegas is adequate for the foreseeable future and its personnel complement is not expected to increase substantially. The expense category with significant changes between years not directly related to the Cobra™ operations were professional fees, primarily legal fees, incurred in 2002 by CSL in prosecuting its trademark infringement lawsuit against Superformance International Inc.

        Protection of the Company's trade name and trademarks is paramount to the Company's existence. During fiscal 2002, the Company incurred approximately $400,000 in legal fees associated with its Superformance Inc. litigation. In 2003 the Company only spent $20,000 in prosecuting and successfully obtaining a permanent injunction to settle the trademarks aspect of the suit. Total legal and professional fees for CSL in 2002 amounted to $516,193 and in 2003 were $107,377.

        Expenditures offsetting the reduction in legal fees with CSL were the increased cost in CSI which consisted of (i) approximately $111,000 related to professional fees for the reverse merger and subsequent public filings (ii) $50,000 in brokers' fees paid to a shareholder relating to a bridge line of credit and (iii) approximately $25,000 for other expenses related to rent and travel.

Other Income and (Expense)

        Other income and (expense) increased $234,450 or 383% from income of $61,138 in 2002 to expense of $173,312. The substantial increase in interest expense in 2003 is attributable to the increased interest expense associated with the notes payable issued to the Company's majority shareholder at the time of its merger and the continued advances from the majority shareholder in connection with its expanded operations.

        In 2002 other income consisted of sublease rental income from a law firm and the reimbursement of a truck and trailer rental. In 2003 we received no reimbursement from this truck and trailer rental.

Provision for Income Taxes

        Carroll Shelby Licensing, Inc. was an S Corporation prior to the June 23, 2003 Exchange Agreement. The impact of conversion from an S Corporation to a C Corporation for tax purposes was not material to the financial position or statement of operations of the Company.

        The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, pursuant to which the Company accounts for deferred income taxes by applying enacted statutory rates in effect for periods in which the difference between the book value and the tax bases of assets and liabilities are scheduled to reverse. The resulting deferred tax asset or liability is adjusted to reflect changes in tax laws or rates. Because the Company has incurred losses from operations, no benefit is realized for the tax effect of the net operating loss carry forward due to the uncertainty of its realization.

        The income tax expense for December 31, 2003 represents the minimum state taxes due.

        The total net operating losses as of December 31, 2003 of approximately $1,533,000 can be carried forward through 2023.

        At December 31, 2003 the Company had a deferred tax asset of $586,000 consisting primarily of net operating loss carry forwards for federal and state income tax purposes of $527,000, non-deductible accrued interest and compensation to a shareholder of $54,000 and depreciation of $5,000. As of December 31, 2003 the Company recorded a $586,000 valuation allowance against this deferred tax asset.

Liquidity and Capital Resources

        The Company has not achieved profitable operations through December 31, 2003. It is not presently able to determine when profitable operations will be obtained. Its financing and capital have been provided by advances from its majority shareholder (approximately $1.5 million), from the private placement of its common shares (approximately $2.0 million) from customer deposits (approximately $1.2 million) and from long term debt ($1.2 million). Customer deposits are received in connection with the production of Cobra™ automobiles generally with placement of the order and when actual production of the car is started. The Company has a substantial cash balance $2,025,997 at December 31, 2003. The Company also has substantial current liabilities due including $3.5 million due to its shareholder, $1.2 million of customer deposits to be "offset" when cars are completed and delivered and $312,000 of current maturities of its long term debt. The Company's balance sheet and financial position are not comparable between years because of the addition of the Cobra™ production operations.

        Operations used cash resources of approximately $326,000 in 2002 and used approximately $2,248,000 in 2003. While not directly comparable, the increase in cash resources applied to operations is substantially related to the Cobra™ production operations added in the third quarter and specifically to acquiring and producing the inventory to support these operations.

        Net cash used in investing activities in 2002 was approximately $5,000 as compared to $121,000 for 2003. This substantial increase was primarily a result of the purchase of property and equipment associated with the start up of the Cobra™ production activities.

        The Company's financing activities in 2002 provided cash resources of approximately $175,000 from shareholder advances. During 2003, financing activities have provided approximately $4.4 million, primarily from the sources mentioned above.

        In August 2003, the Company retained an investment banker to provide, among other services, assistance with Company's financing efforts as it attempts to secure additional capital for product development, possible acquisitions and working capital an assist the Company with general business strategy and advice regarding listing on a national exchange. The Company intends to continue to raise additional capital through the sale of its common shares. Through the first quarter of 2004 the Company raised capital through a private placement of unregistered common stock. The Company received approximately $1,560,000 of cash from the sale of approximately 693,450 shares of common stock at $2.25 per share.

        On October 31, 2003, the Company announced it has entered into a letter of intent to acquire automotive supercharger developer and manufacturer Allen Engine Development Inc. This acquisition will be a combination of cash and equity and if completed, would provide an extended reach for the Shelby brand into the growing automotive aftermarket and performance parts market. In addition, if the Allen Engine Development acquisition is completed, it will give us depth in engineering services, which include research and development, CAD support, prototyping as well as full CNC machining services. There can be no assurance that this acquisition will be completed.

        Currently, the Company is dependent upon its majority shareholder or sales of its common stock to provide liquidity from any shortfall in cash provided by operations. If this shareholder was unable to provide funding for the Company or it were unable to raise additional equity capital, a resulting lack of capital could have an adverse material impact on the statement of financial position for the Company and its operations.

        The Company believes that inflation has not had a material impact on it operations.

        Management believes through its existing cash and cash equivalent of $2,055,997 as of December 31, 2003 and its "Private Placement" proceeds received through the first quarter of 2004, the Company will have adequate cash reserves to continue operations through 2004.

Off Balance Sheet Arrangements

        CSI enters into indemnification provisions under its agreements with other companies in its ordinary course of business. Under these provisions, CSI generally indemnifies the indemnified party for losses suffered or incurred by the indemnified party as a result of CSI's activities. These indemnification provisions generally survive termination of the underlying agreement. CSI has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, CSI believes the estimated fair value of these agreements is minimal. Accordingly, CSI has no liabilities recorded for these agreements as of December 31, 2003.

Contractual Obligations, Contingent Liabilities and Commitments

        CSI has contractual obligations and commitments primarily with regard to facilities leases, an insurance finance agreement and an inventory commitment. The following table aggregates CSI's expected contractual obligations and commitments subsequent to December 31, 2003.

	Payments Due by Period
	2004	2005	2006	2007	2008 and Beyond	Total
Contractual Obligations
Insurance Finance Agreement	$116,608	—	—	—	—	$116,608
Corporate Office Lease	96,754	8,082	—	—	—	104,836
Manufacturing Facility Lease	134,956	139,004	143,176	147,476	100,264	664,876
Manufacturing Facility Lease(2)	430,191	445,247	—	—	—	875,438
Phone System	3,454	3,454,	2,303	—	—	9,211
Aluminum Body Frames for Shelby Cars	600,000	400,000	—	—	—	1,000,000

Total	$1,381,963	$995,787	$145,479	$147,476	$100,264	$2,770,969

        All accounts payable and accrued expenses as presented on the consolidated financial statement are excluded from this table.

Recent Accounting Pronouncements:

        In November 2002, the FASB issued Financial Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). The provisions of FIN 45 are effective for year-end 2002. Recognition and measurement provisions of FIN 45 become effective for guarantees issued or modified on or after January 1, 2003. We adopted FIN 45 with no material impact on our results of operations, financial position, or liquidity. In an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures, but the guidance applies to a larger population of entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of FIN 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 now requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. To further assist financial statement users in assessing a company's risks, FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. we do not have any interests in variable interest entities, and, therefore, the adoption of FIN 46 did not have a significant impact on the financial position or results of operation of CSI

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS No. 150). This Statement affects the classification, measurement and disclosure requirements of the following three types of freestanding financial instruments: 1) mandatory redeemable shares, which the issuing company is obligated to buy back with cash or other assets; 2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which include put options and forward purchase contracts; and 3) obligations that can be settled with shares, the monetary value of which is fixed, or tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. In general, SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on CSI's consolidated financial position or disclosures.

ITEM 7. FINANCIAL STATEMENTS

Carroll Shelby International, Inc.
Consolidated Financial Statements
December 31, 2003

Report of Independent Certified Public Accountants

Board of Directors
Carroll Shelby International, Inc.
Las Vegas, Nevada

        We have audited the accompanying consolidated balance sheet of Carroll Shelby International, Inc. as of December 31, 2003 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carroll Shelby International, Inc. at December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Los Angeles, California

April 14, 2004

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Carroll Shelby Licensing, Inc.

        We have audited the accompanying statements of operations, changes in stockholder's equity, and cash flows of Shelby Licensing International, Inc. as of December 31, 2002 and for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Spicer Jeffries, LLP
Denver, Colorado
May 22, 2003

CARROLL SHELBY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,055,997
Accounts receivable	142,459
Inventories	2,357,439
Prepaids	285,456
Other current assets	17,468

Total current assets	4,858,819

Property and equipment, net	234,568
Other assets	33,136

Total assets	$5,126,523

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$557,886
Accrued expenses	245,277
Insurance payable	104,534
Taxes payable	800
Customer deposit	1,265,145
Current, portion of long term debt	312,015
Current portion of capital lease	2,464
Advances from shareholder	136,434
Notes payable to shareholder	2,980,000
Convertible note payable to shareholder, net of unamortized beneficial conversion feature of $81,250	418,750

Total current liabilities	6,023,305

LONG TERM LIABILITIES:
Long term debt	786,645
Capital lease liability	5,292

Total long term liabilities	791,937
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Common stock-25,000,000 shares authorized, 14,065,331 issued and outstanding; $.001 par value as of December 31, 2003; 9,087,866 issued	14,066
Additional paid in capital	228,433
Accumulated deficit	(1,931,218)

Total stockholders' deficit	(1,688,719)

Total liabilities and stockholders' deficit	$5,126,523

The accompanying notes are an integral part of these consolidated financial statements.

\

CARROLL SHELBY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2002 and 2003

	2003	2002
Revenues:
Royalty income	$499,408	$500,162
Automobile and automobile products	1,469,033	—
Equipment rental (related party)	—	98,826
Vintage automobile sales, net	357,696	—

Total revenues	2,326,137	598,988
Cost of good sold automobilies and automobile products	2,064,650	—

Gross profit	261,487	598,988

Expenses:
Selling and marketing	412,886	314,667
General and administrative	1,448,313	906,484

	1,861,199	1,221,151

Loss from operations	(1,599,712)	(622,163)

Other income (expense):
Sublease rental income	24,000	84,947
Interest income (expense), net	(197,312)	(24,378)
Other	—	569

Total other income (expense)	(173,312)	(61,138)

Net loss before provision for income taxes	(1,773,024)	(561,025)
Provision for income taxes	1,600	—

Net loss	$(1,774,624)	$(561,025)

Basic and diluted net income (loss) per share	$(0.14)	$(0.04)
Weighted average number of common shares outstanding—Basic and dilutive	13,021,864	12,855,866

The accompanying notes are an integral part of these consolidated financial statements.

CARROLL SHELBY INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS DEFICIT

	Common Stock
			Paid in Capital	Foreign Currency Translation	Accumlated Earnings Deficit
	Shares	Amount				Total
Balance, January 1, 2002	9,087,866	$1,000	$—	$—	$404,431	$405,431
Net loss	—	—	—	—	(561,025)	$(561,025)

Balance, December 31, 2002	9,087,866	1,000	—	—	(156,594)	(155,594)

Stock issued as a result of reverse merger	3,768,000	11,856	(11,856)	—	—	—
Note payable to shareholder in connection with reverse merger	—	—	(2,000,000)	—	0	(2,000,000)
Common stock issue in connection with exercise of warrants	128,800	129	6,845	—	—	6,974
Private placement of common stock, net of palcemment fees	1,080,665	1,081	2,070,944	—	—	2,072,025
Beneficial conversion feature on note payable to shareholder affiliate	—	—	162,500	—	—	162,500
Net loss	—	—	—	—	(1,774,624)	(1,774,624)

Balance, December 31, 2003	14,065,331	$14,066	$228,433	$—	$(1,931,218)	$(1,688,719)

The accompanying notes are an integral part of these consolidated financial statements.

CARROLL SHELBY INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2003 and 2002

	2003	2002
Cash Flow from operating activities:
Net loss	$(1,774,624)	$(561,025)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	90,363	143,014
Beneficial conversion feature on note payable to shareholder addiliate	81,250	—
Decrease (increase) in accounts receivables	(10,316)	136,797
Increase in inventory	(2,357,439)	—
Increase in prepaids	(285,456)	—
Increase in other assets	(17,468)	—
(Decrease) increase in accounts payables	409,277	(44,995)
Increase in accrued expenses	245,277	—
Increase in insurance payable	104,534	—
Increase in taxes payable	800	—
Increase in customer deposits	1,265,145	—

Net cash flows used in operating activities	(2,248,657)	(326,209)

Cash flows from investing activities:
Purchase of property and equipment	(113,894)	(5,383)
Sale of fixed asset, net	17,304	—
Increase in other assets	(24,856)

Net cash flows used in investing activities	(121,446)	(5,383)

Cash flow from financing activities:
Decrease in note receivable related party	7,321	—
Repayment of notes payable	(83,167)	(130,931)
Net advances from shareholder	(178,033)	305,589
Decrease in due from related parties	—	27
Funds receieved from notes payable to shareholder and shareholder affiliate	1,480,000	—
Additions to long term debt	1,098,660	—
Repayments of capital lease liability	(609)	—
Funds received from private placement of securities, net of fees	2,072,025	—
Redemption of warrants	6,974	—

Net cash flows provided by financing activities	4,403,171	174,685

Net increase (decrease) in cash and equivalents	2,033,068	(156,907)
Cash and cash equivalents, at beginning of period	22,929	179,836

Cash and cash equivalents, at end of period	$2,055,997	$22,929

The accompanying notes are an integral part of these consolidated financial statements.

Carroll Shelby International, Inc.

Notes to Consolidated Financial Statements

December 31, 2003

1.     Business Description

        The Carroll Shelby International, Inc. ("CSI" or "the Company") is the exclusive holder of automotive manufacturer and entrepreneur Carroll Shelby's trademarks, vehicle design rights and other intellectual properties, which include some of the world's most famous muscle cars and high performance vehicles, including the car that brought home to the U.S. it first and only FIA World Manufacturers Championship in 1965, the famous Shelby Cobra Daytona Coupe. Carroll Shelby Licensing, Inc. ("CSL") (a Texas corporation formed on April 18, 1988) holds trade name and trademark rights for Shelby branded apparel, accessories and collectibles.

        In addition, the Company manufactures component cars (sometimes referred to as "kit" cars as they generally do not have engines or transmissions installed at time of delivery to the customer) under the brand name "Shelby Cobra" at its wholly owned subsidiary Shelby Automobiles, Inc. ("Autos") (a Nevada corporation formed in May, 2003) in Las Vegas, Nevada. It began manufacturing a new series of the Cobra™ automobile to replicate the original Cobra™ last produced in 1967 and of which only approximately 1,000 units were ever produced. The company's Cobra™ is substantially built to its original specifications for enthusiasts desiring a genuine replica of the first and only American produced sports car to claim the aforementioned championship. A significant enthusiast market exists in the United States for this historic automobile.

        CSI was originally organized under the laws of the State of Nevada on December 4, 2000 (date of inception) as Ginseng Forest, Inc. ("GFI") GFI had no operations through June 23, 2003 and was considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7. On June 23, 2003, GFI acquired all of the outstanding common stock of CSL and Autos, a recently formed entity, for 9,087,866 shares of GFI common stock and a $2,000,000 secured promissory note to Carroll Shelby. The Company recorded the offset of this Note Payable as a distribution. The exchange of stock constituted a reverse merger with CSL as the acquiring company. GFI changed its name to Carroll Shelby International, Inc. in September 2003.

        In the third quarter of 2003 Autos began the production of Cobra automobiles due to the financial failure of a licensee Shelby American Inc. ("SAI") who was engaged in manufacturing these component cars. SAI lost its license to produce Shelby licensed automobiles due to its failure to make its required royalty payments to CSL. Autos finished the production of the ordered Shelby Cobras in order to protect the Company's brand name and maintain its customer loyalty. The Company believes these properties are the foundation of its future development. Through the third and fourth quarter of 2003, Autos assumed approximately $1,100,000 of costs to complete the production of outstanding SAI automobile orders.

        On December 30, 2003, the U.S. Bankruptcy Court approved the purchase of certain assets of Venture Molds and Engineering Corporation ("Venture") by the Company. Venture is the parent Company of SAI. The Company purchased these assets for $1,200,000 through a promissory note secured by the assets sold. Payment will be made in 40 monthly installments of $30,000. The Company imputed the interest on the note at 5.5% and recorded the principal of the note at $1,098,660 as of December 31, 2003 (See Note 4). The assets were sold free and clear of any other liens, claims, and encumbrances.

        The acquired assets include leasehold improvements, equipment and furniture primarily used in the manufacture of Shelby Series I automobiles, several autos in various stages of completion and parts used in manufacturing.

        Carroll Shelby, director and principal shareholder of CSI, is a 25% shareholder in SAI.

        In December 2003, the Company formed a wholly owned subsidiary Shelby Automotive South Africa. The purpose of this subsidiary is to produce Cobra chassis. This subsidiary had no activity during 2003.

2.     Summary of Significant Accounting Policies

        Consolidation:    The consolidated financial statements include the accounts of CSI and all majority-owned domestic and foreign subsidiaries in which it has control. All significant intercompany accounts and transactions are eliminated in consolidation.

        The financial statements as of and for the year ended December 31, 2002 represents the activities and statement of financial position of CSL.

        Cash and Cash Equivalents:    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash and temporary investments with high quality institutions. At December 31, 2003, the Company had deposits with high quality institutions in excess of FDIC insured limits of $1,786,701. The Company performs periodic evaluations of the relative credit standing of these financial institutions.

        Accounts Receivable and Allowance for Doubtful Accounts:    A valuation allowance is provided on the Company's accounts receivable in management's judgment that will not be collected. All accounts receivable are reviewed on a case by case basis for collectibility. There is no valuation allowance on the accounts receivable as of December 31, 2003.

        Inventories:    Parts and material inventories are valued at the lower of standard cost (which approximates computation on a first-in first-out basis) or market (net realizable value or replacement cost). Work in process inventory primarily represents uncompleted vehicles valued at the total of accumulated standard cost of parts and materials plus labor and overhead based upon the estimated percentage of completion for each vehicle. Variances from standard costs or hours to complete are charged to cost of goods sold.

        The components of inventory as of December 31, 2003 are as follows:

Parts and materials	$1,404,217
Work in process	953,222
Finished vehicles	—

$2,357,439

        The Company had no inventory as of December 31, 2002.

        Advertising Costs:    The Company expenses advertising costs as incurred. Advertising costs amounted to $118,420 and $58,680 for the years ended December 31, 2003 and 2002, respectively.

        Property, Plant & Equipment:    Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is recorded principally using the straight-line method based upon the estimated useful lives of the assets (leasehold improvements 5 years, machinery and equipment 5-7 years, office furniture and equipment 5-7 years). Normal repairs and maintenance are expensed as incurred. Expenditures, which materially increase values, change capacities or extend useful lives, are capitalized. Replacements are capitalized and the property and equipment accounts are relieved for the items being replaced. The related costs and accumulated depreciation of disposed assets are eliminated and any gain or loss on disposition is included in the statement of operations. The Company capitalizes assets in excess of $500.

        Impairment of Long Lived Assets:    The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company would recognize an impairment loss based on the estimated fair value of the asset.

        Policy and Warranty:    Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims. Management actively studies trends of warranty claims and takes action to improve vehicle quality and minimize warranty claims. Historically warranty costs have been minimal and due to the custom nature of the manufactured automobile no warranty accrual has been recorded for the years ended December 31, 2003, and 2002.

        Fair Value of Financial Instruments:    Cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities are reflected in the accompanying financial statements at fair value due to the short-term nature of those instruments. The carrying amount of notes payable and long-term debt approximates fair value on the balance sheet date based on borrowing rates currently available to the Company for loans with similar terms and maturities.

        Revenue Recognition:    Revenue from automobiles and accessories sales is recognized when the sale transaction is complete including physical delivery of the merchandise and/or transfer of title. Deposits received from customers for sales contracts are recorded as a liability pending completion of the sales transaction. CSL recognizes revenue from royalties when earned, in accordance with the terms of the licensing agreements with manufacturers of automobiles, accessories, clothing, video games and other. For other product sales, revenue is recognized at the time of shipment. All revenue is shown net of discounts and returns taken.

        Income Taxes:    Carroll Shelby Licensing, Inc. was an S Corporation prior to the June 23, 2003 Exchange Agreement. The impact of conversion from an S Corporation to a C Corporation for tax purposes was not material to the financial position or statement of operations of the Company.

        The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, pursuant to which the Company accounts for deferred income taxes by applying enacted statutory rates in effect for periods in which the difference between the book value and the tax bases of assets and liabilities are scheduled to reverse. The resulting deferred tax asset or liability is adjusted to reflect changes in tax laws or rates. Because the Company has incurred losses from operations, no benefit is realized for the tax effect of the net operating loss carry forward due to the uncertainty of its realization.

        The income tax expense for December 31, 2003 represents the minimum state taxes due.

        The total net operating losses as of December 31, 2003 of approximately $1,533,000 can be carried forward through 2023.

        At December 31, 2003 the Company had a deferred tax asset of $586,000 consisting primarily of net operating loss carry forwards for federal and state income tax purposes of $527,000, non-deductible accrued interest and compensation to a shareholder of $54,000 and depreciation of $5,000. As of December 31, 2003 the Company recorded a $586,000 valuation allowance against this deferred tax asset.

        The following is a reconciliation of the effective income tax rate as of December 31, 2003:

Federal statutory income tax rate	(34)%
State income tax rate	(6)%
Increase in valuation allowance on deferred tax asset	40%
Effective income tax rate	0%

        Loss per Share:    Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share is the same. No warrant or options were issued or outstanding as of December 31, 2003.

        Comprehensive Income:    The Company utilizes SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income in any period presented.

        Use of Estimates:    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Statement of Cash Flows Supplementary Information:    In connection with the acquisition of CSL and Autos, the following non-cash transaction was recorded for the year ended December 31, 2003:

Issuance of 3,768,000 shares
Issuance of Note Payable for common stock	$2,000,000

        For the year ended December 31, 2003 income taxes paid were $800. The Company paid no income taxes for the year ended December 31, 2002. Interest paid for the year ended December 31, 2003 and 2002 was $35,265, and $10,026, respectively.

        In 2003 the Company purchased $8,365 of office equipment under a capital lease which was recoded as a non cash transaction on the statement of cash flows.

        In 2003, the Company recorded a beneficial conversion feature of $27,788 against the principal balance of a convertible note payable to a shareholder and shareholder affiliate.

New Accounting Standards:

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. This statement does not have an impact on the Company's statement of financial position.

        In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to financial statements issued after 2002, however, disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company does not expect to identify any variable interest entities that must be consolidated. The maximum exposure of any investment that may be determined to be in a variable interest entity is limited to the amount invested.

3.     Property and Equipment

        Property and equipment at December 31, 2003 consisted of the following:

Truck with trailer	$478,079
Airplane	310,384
Automobiles	248,700
Furniture and equipment	50,328
Tooling and equipment	9,105
Leasehold improvements	59,301

1,155,897
Less accumulated depreciation	(921,329)

$234,568

        The Company has acquired certain equipment under a capital lease. Total equipment recorded on the balance sheet under capital lease for the year ended December 31, 2003 is $8,365.

        Depreciation expense for years ended December 31, 2003 and 2002 is $90,363 and $143,014, respectively.

4.     Debt

        Debt consists of the following at December 31, 2003:

Note payable to shareholder	$2,000,000
Note payable to shareholder affiliate, net of unamortized beneficial conversion feature of $81,250	418,750
Bridge line of credit from shareholder	980,000
Other long term debt	1,098,660

4,497,410
Less Current Portion	(3,710,765)

$786,645

Note Payable to Shareholder

        Notes payable to shareholder consists of a $2,000,000 non-interest bearing note payable to Carroll Shelby originally due on December 31, 2003. The note is secured by all the assets of CSI. This note was extended by mutual agreement between the parties and is currently due as follows: $500,000 due by March 31, 2004 and $1,500,000 due by June 30, 2004. On March 31, 2004 the Company paid $500,000 to reduce this obligation. Beginning January 1, 2004 the Company will be required to accrue interest on this note at the maximum interest rate allowable by law not to exceed 1.5% per month.

Note Payable to Shareholder affiliate

        Note payable to shareholder affiliate consists of a $500,000 note payable, issued on September 30, 2003 to Carroll Shelby and Bill Murphy, originally due March 31, 2004 and bearing interest at 18% annually.

        This note is convertible at the option of the shareholder affiliate at any time during the term of the note into common stock of the Company at a conversion rate of $4.00 per share. The common shares have piggyback registration rights.

        At the time of issuance of this note the Company's common stock market value was $4.50 per share, and accordingly this note had a deemed "beneficial conversion feature" of $.50 per share associated with its issuance. In addition, the Company included in the "beneficial conversion feature" the value of the underlying warrants associated with the conversion. The warrants are valued at $120,000. The warrant's value was calculated using the "Black Shoales Model" with assumptions of a 2.23% discount interest rate, 3 year term, 42% volatility and a dividend rate of zero. The result of this beneficial conversion feature is to record additional interest expense to the consolidated statement of operations of $81,250 for the year ended December 31, 2003 and $81,250 of unamortized beneficial conversion feature net of the outstanding principal balance.

        If the note holder converts they shall receive one share of common stock at a conversion rate of $4.00 per share and one warrant to purchase a share of common stock at an exercise price of $6.00 per share and shall mature 3 years from issuance. The common stock underlying the Warrant has piggyback registration rights.

        The Company repaid $250,000 of this note in March 2004 and was given extended terms to pay the remainder of the note by June 30, 2004. No consideration was given for extending the term of this note.

Bridge line of credit from shareholder

        The Company also obtained a $980,000 bridge line of credit from Carroll Shelby on July 1, 2003. This note matured on January 1, 2004 and bears interest at 18% annually on funds advanced under the line. The Company repaid this line in first quarter of 2004.

        Under the terms of this line of credit, in the event of non-payment upon maturity, the Company will issue 300,000 options to purchase common stock at $1.50 per share to the note holder. The options will vest ratably over a three-year period beginning January 1, 2004. The Company did not pay this note on the maturity date and therefore will issue 100,000 options to the shareholder on January 1, 2004, 2005 and 2006.

Other long term debt

        On December 30, 2003, the U.S. Bankruptcy Court approved the purchase of certain assets of Venture Molds and Engineering Corporation ("Venture"). Venture is the parent Company of SAI. The Company purchased these assets for $1,200,000 through a promissory note secured by the assets sold. Payment will be made in 40 monthly installments of $30,000. The Company imputed the interest on the note at 5.5% and recorded the principal of the note at $1,098,660 as of December 31, 2003. The assets were sold free and clear of any other liens, claims, and encumbrances.

        The acquired assets include leasehold improvements, equipment and furniture primarily used in the manufacture of Shelby Series I automobiles, several autos in various stages of completion and parts used in manufacturing.

        Carroll Shelby, director and principal shareholder of CSI, is a 25% shareholder in SAI.

        The following represents the payout of debt as of December 31, 2003:

2004	$3,710,765
2005	324,842
2006	343,166
2007	118,637
2008	—
Thereafter	—

4,497,410
Less: Current Portion	(3,710,765)

$786,645

5.     Shareholders' Deficit

        In 2003 the Company raised capital through a "Private Placement" of unregistered common stock. The Company has received approximately $2,072,025 of cash, net of costs of $359,475 from the sales of approximately 1,080,665 shares of common stock at $2.25 per share. As of December 31, 2003 the shares were not issued but are shown as outstanding in the consolidated statement of shareholder deficit.

6.     Related Party Transactions

        See Note 4. "Debt" for description of related party debt. As of December 31, 2003 accrued interest expense related to the related party debt outstanding to the majority shareholder and an affiliate is $82,410. For the year ended December 31, 2003 total interest expense associated with a majority shareholder is $193,340.

        The Company's principal shareholder was responsible for the creation of the trademarks, trade names and trade dress now owned by CSL and the subject of its licensing agreements. CSL had a non-exclusive licensing agreement for use of the trademarks with SAI, a related entity 25%-owned by the Company's principal shareholder. This agreement was canceled in 2002. CSL received $79,250 in royalties for the year ended December 31, 2002. CSL entered into a non-exclusive licensing agreement for use of the trademarks with Autos, its sister company, in June 2003. No royalty payments are provided under this inter-company arrangement.

        CSL rented its truck and trailer to SAI. In June 2003, CSL ceased rental to SAI and began renting this equipment to Autos. For the year ended December 31, 2002 CSL received $49,413 from SAI. No rents are provided under this inter-company arrangement.

        The Company's principal shareholder advances funds for operating capital as needed. These advances are non-interest bearing and do not have a due date. Repayments are made as working capital is deemed adequate. The outstanding balances of such advances as of December 31, 2003 were $136,434.

        In 2003 the Company was repaid on a related party Note Receivable for $7,321.

        In connection with the issuance of the $980,000 bridge line of credit (See Note 4 "Debt") a shareholder of the Company received a $50,000 financing fee during the quarter ended September 30, 2003.

        One of the Company's three directors is an attorney whose firm performs legal services for the Company and sublets office space. For the years ended December 31, 2003 and 2002, legal fees paid to this firm amounted to $13,548 and $2,188, respectively.

        See Note 7 "Commitments and Contingencies—Licensing Agreement".

7.     Commitments and Contingencies

Commitments:

Leases

        The Company leases certain office and manufacturing space under the noncancellable operating leases having remaining terms in excess of one year, primarily for headquarters in Los Angeles and its manufacturing facility in Las Vegas. In addition, the Company subleases a portion of this space to unrelated third parties.

        In addition, the Company leases $8,365 of office equipment as a capital lease.

        The yearly lease obligations at December 31, 2003 are:

Year	Operating Lease	Capital Lease
2004	$665,345	$3,454
2005	595,787	3,454
2006	145,479	2,303
2007	147,476	—
2008	100,264	—
Thereafter	—	—

	$1,654,351	9,211
Interest at 14.89%		(1,455)

		$7,756
Less: Current Portion		(2,464)

		$5,292

        Rental expenses under operating leases were $220,878 and $27,587 for the years ended December 31, 2003 and 2002, respectively.

        The Company subleases a portion of its headquarters to a law firm. Total rental income received for the years ended December 31, 2003 and 2002 is $24,000 and $22,000, respectively.

Licensing Agreement

        In 2003 the Company entered into a three year licensing agreement with an unaffiliated company to license certain of its intellectual properties associated with the manufacturing of the aluminum bodies and frames of the Shelby produced cars.    The Company prepaid $131,500 for frames related to its Cobra production from this unaffiliated company, which is included in prepaid assets at December 31, 2003. The Company will amortize $5,000 of this prepaid towards each frame purchased. Minimum frames to be purchased in 2004 are 30. Under the terms of the agreement the Company is required to purchase an addition 20 frames in 2005. As part of this purchase agreement the Company purchased 10% of the outstanding stock of this unaffiliated company for $25,000, which is included in other long term assets at December 31, 2003. This investment is recorded at cost under the cost method.

Finance Agreement

        The company finances its insurance through a finance company. As of December 31, 2003 total principal and interest paid on this policy is $179,993 and $4,824, respectively. Future commitments under this agreement extend to 2004 and total $110,571 of which $6,037 is for interest and $104,534 is for principal payments.

Letter of Intent

        On October 31, 2003, the Company announced it has entered into a letter of intent to acquire automotive supercharger developer and manufacturer Allen Engine Development Inc. This acquisition will be a combination of cash and equity and if completed, would provide an extended reach for the Shelby brand into the growing automotive aftermarket and performance parts market. In addition, if the Allen Engine Development acquisition is completed, it will give us depth in engineering services, which include research and development, CAD support, prototyping as well as full CNC machining services. There can be no assurance that this acquisition will be completed.

Contingencies:

        Litigation is always subject to uncertainties. The outcome of individually litigated matters is not predictable with any high level of assurance. Various legal actions, governmental investigations, claims and proceedings are pending against the Company, including those arising out of governmental regulations relating to Environmental Protection Agency and National Highway Traffic & Safety Agency; licensee, dealer, supplier and other contractual relationships. Management believes the ultimate outcome will not be material to the financial statement.

        In connection with the 2003 assumption of SAI's Cobra vehicle production (See Note 1) by Autos, the Company made the decision to protect the Shelby trade name and reputation by completing those vehicles started by SAI, but unfinished due to a lack of working capital and cessation of business. This decision and the ultimate disposition of the personal property utilized in completion of the vehicles are the subject of a legal action brought by entities related to the 75% shareholder of SAI. Management cannot determine the probability of an unfavorable outcome or range of possible loss if any.

8.     Subsequent event

        In the first quarter of 2004 the Company continued to raise capital through a private placement of unregistered common stock. The Company has received approximately $1,560,000 of cash from the sales of approximately 693,450 shares of common stock at $2.25 per share.

9.     Segment Reporting

        Our business consists of two reportable segments: Royalty income generated from licensing and sale of one vintage automobile ("CSL"), revenue generated from the production of automobiles and sale of automobile performance parts ("Autos') and corporate headquarters ("CSI"). These business segments are distinct and separate. There are no allocations of costs amongst these segments or intercompany revenues.

        Business segment information for the years ended December 31, 2003 and 2002 consists of:

	2003	2002
Revenue:
CSL	$857,104	$598,988
Autos	1,469,033

	$2,326,137	598,988
Operating income (loss):
CSL	$213,983	(622,163)
Autos	(1,601,477)	—
CSI	(212,218)	—

	$(1,599,712)	(622,163)
Depreciation and amortization:
CSL	$84,030	$143,014
Autos	6,333	—
CSI	—	—

	$90,363	$143,014
Assets:
CSL	$235,272	$390,669
Autos	1,554,870	—
CSI	3,336,381	—

	$5,126,523	$390,669
Capital expenditures:
CSL	$10,384	$5,383
Autos	111,874	—
CSI	—	—

	$122,258	$5,383

        For the year ended December 31, 2002 the Company operated CSL under one segment.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        On March 12, 2004, the President and Chief Financial Officer of Registrant was notified by Spicer Jeffries LLP, Certified Public Accountants, ("Spicer") that Spicer would be unable to provide an audit opinion on the Registrant's December 31, 2003 financial statements due to Spicer's loss of its insurance coverage. Spicer had served as the independent auditor of the Registrant from August 15, 2003 through March 3, 2004.

        On April 6, 2004, the Registrant's Board of Directors, voted to replace its independent accountant, Spicer. Effective as of April 6, 2004, the Registrant's new independent accountant is BDO Seidman, LLP ("BDO"). The Registrant authorized Spicer to respond fully to any inquiries from BDO and to make its work papers available to BDO.

        The reports of Spicer from August 15, 2003 through March 3, 2004, did not contain any adverse opinion, disclaimer or opinion, or qualification or modification as to the certainty, audit scope or accounting principles. From August 15, 2003 through March 12, 2004, there were no disagreements between the Registrant and Spicer on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, from August 15, 2003 through March 12, 2004, there were no "reportable events" within the meaning of Item 304 of the Securities and Exchange Commission's Regulation S-K.

ITEM 8A. CONTROLS AND PROCEDURES

        Management, including our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures with respect to the information generated for use in this report. Based upon, and as of the date of that evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

        In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the above evaluation, management believes that its controls do provide such reasonable assurances. However, the Company currently has a small accounting department and as a result segregation of duties are not always possible and the Company has retained outside consultants to assist with the financial close and financial reporting.

        There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        Our current directors and executive officers, their ages and positions held in the Company as of April 14, 2003 are as follows:

Name	Age	Current Position
Carroll Shelby	81	CEO and Director
John Luft	48	President, CFO and Director
M. Neil Cummings	52	Secretary and Director

        The Company's directors will serve in such capacity until the next annual meeting of shareholders and until their successors have been elected and qualified. Our officers serve at the discretion of the company's directors.

Carroll Shelby—CEO, Director

        Carroll Shelby has been involved in the automobile racing industry as a successful driver and team manager for decades and during this time has manufactured both on and off track cars. He has also worked as a consultant on some of the auto industry's most entrepreneurial projects.

        After leaving the Army Air Corps in WWII, Mr. Shelby joined the Aston Martin racing team in the 1950s. In 1958, teamed with Roy Salvadori, he won the famed LeMans 24 Hours for Aston Martin, giving the team its only victory in the long-distance classic and setting a new race record of 112.569 mph average for the event.

        One year after his LeMans victory, Mr. Shelby was forced to give up race car driving for health reasons, turning his attention to building cars—and creating what is still considered one of the fastest road cars ever, the Shelby Cobra. The 289 and 427 Cobra models and the subsequent GT 350 and GT 500 Shelby Mustangs that Mr. Shelby built for Ford made him a household name. Mr. Shelby then built the special Cobra Daytona Coupes, which captured the FIA World Manufacturer's Championship in 1965. The next year a Shelby-led group of Ford GT 40s beat Ferrari at LeMans, putting him back in the winner's circle, this time as a manufacturer with two consecutive victories at the famed 24-Hour classic, in 1966 and 1967.

        In the early 1980s, Lee Iacocca, the Chairman of Chrysler, selected Mr. Shelby to create a high-performance image for Chrysler. Between 1983 and 1989, Shelby created a series of Chrysler-Dodge high-performance vehicles, including envisioning and inaugurating the prototype work on what ultimately became the Dodge Viper. In 1990, Mr. Shelby launched his Can-Am Spec Racer, an affordable racing car for entry-level competitors which was sanctioned as a separate racing category by the Sports Car Club of American.

        The next few years brought Mr. Shelby a number of accolades, including his induction into the International and the Michigan Motorsports Halls of Fame, and his selection as the official pace car driver of the Viper that started the 1991 Indy 500 race.

        By 1995 Mr. Shelby commenced through the Shelby Companies another manufacturing project, the CSX4000 series Cobra S/C Roadsters, followed quickly by the design and manufacture of the Shelby Series I exotic sports car. Currently, Mr. Shelby is building a lineup of performance cars including the CSX7000 series Cobras. Mr. Shelby has been our CEO and director since June 2003. Mr. Shelby is a founder and director of Shelby American, Inc., Carroll Shelby International Inc., Carroll Shelby Licensing, Inc., Shelby Technologies, Carroll Shelby Enterprises, Carroll Shelby Children's Foundation, International Chili Society, Shelby Automobiles, Inc.

M. Neil Cummings—Secretary, Director

        M. Neil Cummings has practiced law for the past 25 years and since 1995 has served as President of the Law Offices of M. Neil Cummings & Associates, PLC, a law firm located in Los Angeles that specializes in business and commercial law. He also currently serves as General Counsel for Carroll Shelby Licensing, Inc.

        Prior to his current position, Cummings was an associate and then a partner with the law firm of Walker, Wright, Tyler and Ward in Los Angeles from 1981 through 1995. He began his career as an associate at the Law Offices of Hardin, Cook, Loper, Engel & Bergez in Oakland, California from 1977 through 1981.

        Mr. Cummings is a 1974 graduate of the University of California at Berkley and earned his law degree from Hastings College of Law. He is also a founding board member of the American Magline Group, a joint venture of American industrial companies dedicated to building the Transrapid™ super speed 300+ mph Maglev train between Anaheim, California and Las Vegas, in partnership with the California-Nevada Super Speed Train Commission.

John Luft—President, CFO, Director

        John Luft, President of Carroll Shelby International Inc. is responsible for the day-to-day management and operations and all financial reporting of the Company which is the parent of Carroll Shelby Licensing and Shelby Automobiles. His responsibilities include; global brand extension and positioning, all sales, marketing, advertising and branding opportunities, strategic partnerships and programs, existing and new product development, market and business plan development.

        Mr. Luft joined Carroll Shelby Licensing in 2000 after serving two years at SkyNet Holdings, Inc. as Sr. Vice President of Global Marketing and Sales and Business Development. During his tenure, he was responsible for managing the company's global branding, planning launch strategies for international markets and developing and implementing all of SkyNet's advertising and promotional initiatives.

        Previously, Mr. Luft spent 13 years with the Hilton Hotels Corporation. He served as Director of Global and Strategic Partnership & Product Development for four years where he was responsible for developing various Hilton innovations. In his first seven years at Hilton, Mr. Luft served as corporate director of U.S. Marketing, where he helped improve revenues and profitability as well as providing day-to-day supervisory support to Hilton's regional offices.

        Mr. Luft also worked for the Walt Disney Company as Director of Resorts/Attractions Marketing at the Walt Disney World (WDW) Resort in Orlando, Florida. In that capacity, Mr. Luft developed and executed the company's annual marketing plan strategy and represented Walt Disney World resorts in Disney's Synergy's programs and initiatives. He was responsible for regional, local, and national WDW Resort promotions and helped design and develop the WDW Resort web site.

        A graduate of the University of Southern California, Los Angeles, Mr. Luft holds a bachelors degree in Marketing and Speech Communications.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our officers and directors, and persons who beneficially own more than ten percent of our Common Stock, file reports of ownership and changes in ownership with the commission. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, the following persons have failed to file, on a timely basis, the identified Section 16(a) reports during the most recent fiscal year:

Name and Principal Position	Number of Late Reports	Known Failures to File a Required Report
Carroll Shelby, CEO and Director	0	0
Neil Cummings Secretary and Director	0	0
John Luft, President, CFO, Director	0	0

Audit Committee Matters

        The current members of Carroll Shelby International Inc.'s Audit Committee are John Luft (Chair) and M. Neil Cummings. While the Board believes that each of the current Audit Committee members has the financial sophistication necessary to read and understand Carroll Shelby International Inc.'s financial statements, none of the members have the background or experience required of an "audit committee financial expert" under Securities and Exchange Commission rules. In addition, the Board of Directors has determined Mr. Luft and Mr. Cummings do not meet the independence requirements of Rule 10A-3 under the Securities Exchange Act of 1934. Accordingly, Carroll Shelby International Inc.'s Nominating and Corporate Governance Committee has identified director nominees who are independent under Rule 10A-3 and at least one nominee who qualifies as an audit committee financial expert and the Board intends to submit these nominees to a vote of stockholders at the next annual meeting.

Code of Ethics

        Carroll Shelby International Inc. has adopted a code of business conduct and ethics for directors, officers (including Carroll Shelby International Inc.'s principal executive officer, principal financial officer and controller) and employees, known as the Carroll Shelby International Inc.'s Code of Conduct.

ITEM 10. EXECUTIVE COMPENSATION.

        The following table sets forth information regarding the annual and long-term compensation paid to our executive officers during the last fiscal year.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name And Principal Position	Year	Salary $	Bonus $	Other Annual Compensation $	Restricted Stock Award(s) $	Securities Underlying Options/ SARs (#)	LTIP Payout ($)	All Other Compensation ($)
Carroll Shelby, CEO, Director	2003 2002 2001	75,000 0 0	— — —	— — —	— — —	— — —	— — —	$ $ $	— — —
John Luft, President, CFO, Director	2003 2002 2001	62,500 57,812 50,000	— — —	— — —	— — —	— — —	— — —		— — —

Compensation of Directors

        None.

Option Grants in the Last Fiscal Year

        None.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

        None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

        The following table sets forth, as of December 31, 2003, the number of shares of Common Stock beneficially owned by (i) each person who was known by us to own beneficially more than five percent (5%) of our Common Stock; (ii) our directors; (iii) our executive officers; and (iv) our directors and officers as a group. As of December 31, 2003, there were 12,855,866 shares of Common Stock issued and outstanding.

Name & Address Of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent Of Class(1)
Carroll Hall Shelby C/o Carroll Shelby International Inc. 11150 W Olympic Blvd, Suite 1050 Los Angeles, California 90064	9,087,866	70.6%
John Luft C/o Carroll Shelby International Inc. 11150 W Olympic Blvd, Suite 1050 Los Angeles, California 90064	275,00	2.1%
M. Neil Cummings C/o Carroll Shelby International Inc. 11150 W. Olympic Blvd. Suite 1050 Los Angeles, California 90064	0	0%
John Cathcart 774 Mays Blvd, #10-450 Incline Village, NV 89451	1,216,757	9.4%
Directors and Executive Officers as a Group	9,362,866	72.8%

(1)
Applicable percentage of ownership is based on 12,855,866 shares of our common stock outstanding as of December 31, 2003. Shares of our common stock that a person has the right to acquire within 60 days of December 31, 2003 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group.

Equity Compensation Plan Information

        None

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        As a result of the reverse merger with Ginseng Forest and CSI, we have notes payable to shareholder consisting of a $2,000,000 non-interest bearing note payable to Carroll Shelby originally due on December 31, 2003. The note is secured by all the assets of CSI. This note was extended by mutual agreement between the parties and is currently due as follows: $500,000 due and paid on March 31, 2004 and $1,500,000 due by June 30, 2004. Beginning January 1, 2004 the Company is required to accrue interest on this note at the maximum interest rate allowable by law not to exceed 1.5% per month.

        In order to fund working capital needs in 2003, CSI obtained a $500,000 note payable to a shareholder affiliate issued on September 30, 2003 to Carroll Shelby and Bill Murphy, originally due March 31, 2004 and bearing interest at 18% annually.

        This note is convertible at the option of the shareholder affiliate at any time during the term of the note into common stock of the Company at a conversion rate of $4.00 per share. The common shares have piggyback registration rights.

        At the time of issuance of this note the Company's common stock market value was $4.50 per share, and accordingly this note had a deemed "beneficial conversion feature" of $.50 per share associated with its issuance. In addition, the Company included in the "beneficial conversion feature" the value of the underlying warrants associated with the conversion. The warrants are valued at $120,000. The warrant's value was calculated using the "Black Shoales Model" with assumptions of a 2.23% discount interest rate, 3 year term, 42% volatility and a dividend rate of zero. The result of this beneficial conversion feature is to record additional interest expense to the consolidated statement of operations of $81,250 for the year ended December 31, 2003 and $81,250 of unamortized beneficial conversion feature net of the outstanding principal balance.

        If the note holder converts they shall receive one share of common stock at a conversion rate of $4.00 per share and one warrant to purchase a share of common stock at an exercise price of $6.00 per share and shall mature 3 years from issuance. The common stock underlying the Warrant has piggyback registration rights.

        The Company repaid $250,000 of this note in March 2004 and was given extended terms to pay the remainder of the note by June 30, 2004. No consideration was given for extending the term of this note.

        In order to fund operations through 2003, we obtained a $980,000 bridge line of credit from Carroll Shelby on July 1, 2003. This note matured on January 1, 2004 and bears interest at 18% annually on funds advanced under the line. The Company repaid this line in the amount of $980,000 in the first quarter of 2004.

        Under the terms of this line of credit, in the event of non-payment upon maturity, the Company will issue 300,000 options to purchase common stock at $1.50 per share to the note holder. The options will vest ratably over a three-year period beginning January 1, 2004. The Company did not pay this note on the maturity date and therefore will issue 100,000 options to the shareholder on January 1, 2004, 2005 and 2006.

        As of December 31, 2003 accrued interest expense related to the related party debt outstanding to the majority shareholder and an affiliate is $82,410. For the year ended December 31, 2003 total interest expense associated with a majority shareholder is $193,340.

        Mr. Shelby was responsible for the creation of the trademarks, trade names and trade dress now owned by CSL and the subject of its licensing agreements. CSL had a non-exclusive licensing agreement for use of the trademarks with SAI, a related entity 25%-owned by Mr. Shelby. This agreement was canceled in 2002. CSL received $79,250 in royalties for the year ended December 31,

2002. CSL entered into a non-exclusive licensing agreement for use of the trademarks with Autos, in June 2003. No royalty payments are provided under this inter-company arrangement.

        CSL rented its truck and trailer to SAI. In June 2003, CSL ceased rental to SAI and began renting this equipment to Autos. For the year ended December 31, 2002 CSL received $49,413 from SAI. No rents are provided under this inter-company arrangement.

        Our principal shareholder advances funds for operating capital as needed. These advances are non-interest bearing and do not have a due date. Repayments are made as working capital is deemed adequate. The outstanding balances of such advances as of December 31, 2003 were $136,434.

        In 2003 the Company was repaid on a related party Note Receivable for $7,321.

        In connection with the issuance of the $980,000 bridge line of credit our majority shareholder received a $50,000 financing fee during the quarter ended September 30, 2003.

        One of our three directors is an attorney whose firm performs legal services for the Company and sublets office space. For the years ended December 31, 2003 and 2002, legal fees paid to this firm amounted to $13,548 and $2,188, respectively.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

Exhibits

Number	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002—Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002—President, Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 President, Chief Financial Officer

Reports on Form 8-K

Current report, items 4 and 7 Form 8-K 2003-08-20
Current report, items 5 and 7 Form 8-K/A 2003-08-25

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        On April 6, 2004 the Company engaged BDO Seidman, LLP as its Independent Public accountants to audit the December 31, 2003 fiscal year. The estimated audit fee for the 2003 audit is $40,000. The following table sets forth fees for services Spicer, Jeffries, LLP provided during fiscal year

Audit Fees(1)	$28,050
Audit-related fees(2)	0
Tax fees(3)	2,500
All other fees(4)	0
Total	$30,550

(1)
Represents fees for professional services paid to Spicer Jeffries provided in connection with the audit of Carroll Shelby Licensing Inc.'s annual financial statements for 2002 and review of Carroll

  Shelby International Inc's quarterly financial statements, advice on accounting matters that arose during the audit and audit services provided in connection with a Delaware statutory filing.

(2)
During 2003, Carroll Shelby International Inc.'s did not incur fees for assurance services related to the audit of Carroll Shelby International Inc's financial statements and for services in connection with audits of Carroll Shelby International Inc.'s benefit plans, which services would be reported in this category.

(3)
Represents fees for services and advice provided in connection with preparation of Carroll Shelby International Inc's federal and state (California) tax returns.

(4)
During 2003, the Company did not incur any other fees related to Carroll Shelby International Inc's financial statements and other services provided.

        Generally, the Audit Committee approves in advance audit and non-audit services to be provided by the Company's independent auditors. In other cases, in accordance with Rule 2-01(c)(7) of Securities and Exchange Commission Regulation S-X, the Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee for matters which arise or otherwise require approval between regularly scheduled meetings of the Audit Committee, provided that the Chairman report such approvals to the Audit Committee at the next regularly scheduled meeting of the Audit Committee.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARROLL SHELBY INTERNATIONAL INC. (Registrant)
By:	/s/ CARROLL SHELBY Carroll Shelby, CEO, Director
Date:	April 14, 2004

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ CARROLL SHELBY Carroll Shelby, Chief Executive Officer and Director
Date:	April 14, 2004
By:	/s/ JOHN LUFT John Luft, President, Chief Financial Officer, Principal Accounting Officer and Director
Date:	April 14, 2004
By:	/s/ M. NEIL CUMMINGS M. Neil Cummings, Secretary Director
Date:	April 14, 2004