Form 10QSB
period 2004-03-31
CARROLL SHELBY INTERNATIONAL INC
filed 2004-05-17
CIK 1171331

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15 9(d) of the Securities Exchange Act of 1934A
For the quarterly period ended March 31, 2004
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

(310) 914-1843

(Insurer’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the restraint was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  x No

APPLICATION ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes   ☐ No  ☒

APPLICATION ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 13,038,222 shares of common stock, $0.001 per value per share, as of April 30, 2004. Transition Small Business Disclosure Format (check one):

Yes  ☒ No ☐

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CARROLL SHELBY INTERNATIONAL INC.

CARROLL SHELBY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$883,875	$2,055,997
Accounts receivable	72,638	142,459
Inventories	3,352,097	2,357,439
Note receivable, current portion	24,034	—
Prepaids	419,083	285,456
Other current assets	18,372	17,468
Total current assets	4,770,099	4,858,819
Property and equipment, net	379,513	234,568
Note receivable, long term portion	115,966	—
Other assets	58,776	33,136
Total assets	$5,324,354	$5,126,523
LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$548,425	$557,886
Accrued expenses	472,766	245,277
Insurance payable	39,357	104,534
Taxes payable	2,400	800
Customer deposits	2,086,222	1,265,145
Current portion of long term debt	338,361	312,015
Current portion of capital leases	6,036	2,464
Advances from shareholder	136,434	136,434
Notes payable to shareholder	1,500,000	2,980,000
Convertible note payable to shareholder affiliate, net of unamortized beneficial conversion feature of $81,250 as of December 31, 2003	500,000	418,750
Total current liabilities	5,630,001	6,023,305
LONG TERM LIABILITIES
Long term debt	903,598	786,645
Capital lease liability	11,168	5,292
	914,766	791,937
COMMITMENTS (Note 8)

STOCKHOLDERS’ DEFICIT
Common stock-50,000,000 shares authorized, 14,065,331 issued and outstanding; $.001 par value as of December 31, 2003; 14,740,497 issued and outstanding as of March 31, 2004	14,741	14,066
Additonal paid in capital	2,323,195	228,433
Accumulated deficit	(3,558,349)	(1,931,218)
Total stockholders’ deficit	(1,220,413)	(1,688,719)
Total liabilities and stockholders’ deficit	$5,324,354	$5,126,523

The accompanying notes are an integral part of these consolidated financial statements.

CARROLL SHELBY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2004 and 2003 (unaudited)

	2004	2003
	(unaudited)	(unaudited)
Revenues:
Royalty income	$74,558	$99,713
Automobile and automobile products	730,983	—
Equipment rental	—	—
Vintage automobile sales, net	—	357,696
Total revenues	805,541	457,409

Cost of good sold	608,378	—
Gross profit	197,163	457,409

Expenses:
Selling and marketing expenses	210,502	76,274
General and administrative expenses	766,631	111,725
Total expenses	977,133	187,999

Income (loss) from operations	(779,970)	269,410

Other income (expense):
Sublease rental income	6,000	6,000
Interest income (expense)	(952,817)	(328)
Gain on sale of fixed asset	101,256	—
Total other income (expense)	(845,561)	5,672

Net income (loss) before provision for income taxes	(1,625,531)	275,082

Provision for income taxes	1,600	54,000

Net income (loss)	$(1,627,131)	$221,082

Basic and diluted net income (loss) per share	$(0.11)	$0.02

Weighted average number of common shares outstanding - Basic and dilutive	14,371,816	9,087,866

The accompanying notes are an integral part of these consolidated financial statements.

CARROLL SHELBY INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2004 and 2003

	2004	2003
Cash Flow from operating activities:
Net income (loss)	$(1,627,131)	$221,082
Adjustments to reconcile net income (loss) to net cash provided by (used in) net operating activities:
Depreciation and amortization	33,584	35,754
Gain on sale of fixed asset	(101,256)	—
Issuance of options for interest expense	744,000	—
Beneficial conversion feature on note payable to shareholder affiliate	81,250	—
Decrease in receivables	69,821	69,070
Increase in inventories	(994,660)	—
Increase in prepaids	(133,627)	—
Increase in other current assets	(1,541)	(31)
Increase in payables and accrued expenses	154,451	77,613
Increase in customer deposits	821,077	—

Net cash flows provided by (used in) operating activities	(954,032)	403,488

Cash flows from investing activities:
Purchase of property and equipment	(257,435)	(10,386)
Proceeds from the sale of fixed assets	25,000	—
Sale of prototype, net	25,000	—
Sale of fixed asset, net	—	17,304
Investment in other assets	(25,000)	—
Net cash flows provided by (used in) investing activities	(232,435)	6,918

Cash flow from financing activities:
Repayment of notes payable	—	(37,399)
Net advances from shareholder	—	(104,000)
Increase in due from related parties	—	(82)
Repayament of notes payable to shareholder	(1,480,000)	—
Notes payable to shareholder affiliate	—	—
Additions to long term debt	172,801	—
Repayment of long term debt	(29,503)	—
Repayments of capital lease liability	(391)	—
Funds received from private placement, net of fees	1,351,437	—
Net cash flows provided by (used in) financing activities	14,344	(141,481)
Net increase (decrease) in cash and equivalents	(1,172,123)	268,925
Cash and cash equivalents, at beginning of period	2,055,998	22,929
Cash and cash equivalents, at end of period	$883,875	$291,854

The accompanying notes are an integral part of these consolidated financial statements.

Carroll Shelby International, Inc.

Notes to Consolidated Financial Statements

March 31, 2004

(Unaudited)

1.              Business Description

Carroll Shelby International, Inc. (“CSI” or “the Company”) is the exclusive holder of automotive manufacturer and entrepreneur Carroll Shelby’s trademarks, vehicle design rights and other intellectual properties, which include some of the world’s most famous muscle cars and high performance vehicles, including the car that brought home to the U.S. its first and only FIA World Manufacturers Championship in 1965, the famous Shelby Cobra Daytona Coupe. Carroll Shelby Licensing, Inc. (“CSL”) (a Texas corporation formed on April 18, 1988) holds trade name and trademark rights for Shelby branded apparel, accessories and collectibles.

In addition, the Company manufactures component cars (sometimes referred to as “kit” cars as they generally do not have engines or transmissions installed at time of delivery to the customer) under the brand name “Shelby Cobra” at its wholly owned subsidiary Shelby Automobiles, Inc. (“Autos”) (a Nevada corporation formed in May 2003) in Las Vegas, Nevada. It began manufacturing a new series of the Cobra™ automobile to replicate the original Cobra™ last produced in 1967 and of which only approximately 1,000 units were ever produced. The Company’s Cobra™ is substantially built to its original specifications for enthusiasts desiring a genuine replica of the first and only American produced sports car to claim the aforementioned championship. The Company believes a significant enthusiast market exists in the United States for this historic automobile.

CSI was originally organized under the laws of the State of Nevada on December 4, 2000 (date of inception) as Ginseng Forest, Inc. (“GFI”) GFI had no operations through June 23, 2003 and was considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7. On June 23, 2003, GFI acquired all of the outstanding common stock of CSL and Autos, a recently formed entity, for 9,087,866 shares of GFI common stock and a $2,000,000 secured promissory note to Carroll Shelby. The Company recorded the offset of this note payable as a distribution. The exchange of stock constituted a reverse merger with CSL as the acquiring company. GFI changed its name to Carroll Shelby International, Inc. in September 2003.

In the third quarter of 2003 Autos began the production of Cobra automobiles due to the financial failure of a licensee Shelby American Inc. (“SAI”) who was engaged in manufacturing these component cars. SAI lost its license to produce Shelby licensed automobiles due to its failure to make its required royalty payments to CSL. Autos finished the production of the ordered Shelby Cobras in order to protect the Company’s brand name and maintain its customer loyalty. The Company believes these properties are the foundation of its future development.

On December 30, 2003, the U.S. Bankruptcy Court approved the purchase of certain assets of Venture Molds and Engineering Corporation (“Venture”) by the Company. Venture is the parent Company of SAI. The Company purchased these assets for $1,200,000 through a promissory note secured by the assets sold. Payments are made in 40 monthly installments of $30,000. The Company imputed the interest on the note at 5.5% and recorded the principal of the note originally at $1,098,660 as of December 31, 2003 (See Note 4).  As of March 31, 2004 the Note balance is $1,069,157.  The assets were sold free and clear of any other liens, claims, and encumbrances.

The acquired assets include leasehold improvements, equipment and furniture primarily used in the manufacture of Shelby Series I automobiles, several autos in various stages of completion and parts used in manufacturing.

Carroll Shelby, director and principal shareholder of CSI, is a 25% shareholder in SAI.

In December 2003, the Company formed a wholly owned subsidiary, Shelby Automotive South Africa (“SA”). The purpose of this subsidiary is to produce Cobra chassis. This subsidiary began operations in the first quarter of 2004.  For the first quarter of 2004, the Company did not have material operations in South Africa.

2.              Summary of Significant Accounting Policies

Basis of Presentation of Interim Financial Data:    The financial information as of, and for the three month period ended, March 31, 2004 included in this report is unaudited.  Such information, however, reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.  The interim statements should be read in conjunction with the financial statements and the related notes included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Consolidation:    The consolidated financial statements include the accounts of CSI and all majority-owned domestic and foreign subsidiaries in which it has control. All significant intercompany accounts and transactions are eliminated in consolidation.

The financial statements for the three months ended March 31, 2004 represents the activities and statement of financial position of CSL.

Cash and Cash Equivalents:    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash and temporary investments with high quality institutions. At March 31, 2004, the Company had deposits with high quality institutions in excess of FDIC insured limits of $783,875. The Company performs periodic evaluations of the relative credit standing of these financial institutions.

Accounts Receivable and Allowance for Doubtful Accounts:    A valuation allowance is provided on the Company’s accounts receivable in management’s judgment that will not be collected. All accounts receivable are reviewed on a case by case basis for collectibility. There is no valuation allowance on the accounts receivable as of March 31, 2004.

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

The components of inventory as of March 31, 2004 (unaudited) and December 31, 2003 are as follows:

	March 31, 2004	December 31, 2003
Parts and materials	$1,848,436	$1,404,217
Work in process	1,503,661	953,222
Finished vehicles	—	—
	$3,352,097	$2,357,439

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

Policy and Warranty:    Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims. Management actively studies trends of warranty claims and takes action to improve vehicle quality and minimize warranty claims. Historically warranty costs have been minimal and due to the custom nature of the manufactured automobile no warranty accrual has been recorded for the three months ended March 31, 2004.

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

Foreign Currency Translation:  The Company’s South African operations use the respective local currencies as the functional currency. For all other operations, the Company uses the U.S. dollar as the functional currency. The effect of translating the financial position and results of operations of local functional currency operations into U.S. dollars are included in a separate component of stockholders’ deficit.

Foreign Currency Transactions:  The effect of re-measuring the non-functional currency assets or liabilities into the functional currency is marked-to-market, and the result is recorded within selling, general and administrative expenses in the statement of operations. The Company does not currently hedge its foreign currency risk through the use of foreign exchange financial instruments.

Revenue Recognition:    Revenue from automobiles and accessories sales is recognized when the sale transaction is complete including physical delivery of the merchandise and transfer of title. Deposits received from customers for sales contracts are recorded as a liability pending completion of the sales transaction. CSL recognizes revenue from royalties when earned, in accordance with the terms of the licensing agreements with manufacturers of automobiles, accessories, clothing, video games and other. For other product sales, revenue is recognized at the time of shipment. All revenue is shown net of discounts and returns taken.

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

The income tax expense for three months ended March 31, 2004 represents the minimum state taxes due.

Loss per Share:    Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share is the same. As of March 31, 2004 100,000 options were outstanding.   In addition, the convertible note payable to shareholder affiliate can potentially convert to 125,000 shares of common stock.  Further, the warrants attached to this conversion can yield an additional 125,000 shares of common stock.

Comprehensive Income:    The Company utilizes SFAS No. 130, “Reporting Comprehensive Income”. This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of and for the three month ended March 31, 2004, no comprehensive income was recognized. Comprehensive income is not presented in the Company’s financial statements since the Company did not have any of the items of comprehensive income in any period presented.

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

Statement of Cash Flows Supplementary Information:

Non Cash Transactions

The Company granted 300,000 options valued at $744,000 in association with its bridge line of credit from shareholder.

For the three months ended March 31, 2004 the Company recorded a beneficial conversion feature of $81,250 against the principal balance of a convertible note payable to a shareholder and shareholder affiliate.

In March 2004 the Company entered into a $9,838 capital lease for office equipment.

For the three months ended March 31, 2004, the company issued a $140,000 note receivable in connection with the sale of its truck and trailer.

Supplemental Information

For the three months ended March 31, 2004 and 2003 no income taxes were paid.  Interest paid for the three months ended March 31, 2004 was $41,650.  No interest was paid for the three months ended March 31, 2003.

3.              Note Receivable

In January 2004, the Company sold its truck and trailer to a third party for $165,000.  The Company received $25,000 cash and a $140,000 note receivable.  This note receivable accrues interest at 7% and is

due in 61 monthly payments of $2,756.   This note is secured by the truck and trailer.  This transaction resulted in a gain on sale of fixed assets of $101,256 and is shown in other income (expense) for the three months ended March 31, 2004.

4.              Property and Equipment

Property and equipment at March 31, 2004 (unaudited) and December 31, 2003 consisted of the following:

	March 31, 2004	December 31, 2003

Truck with trailer	$216,000	$478,079
Airplane	310,384	310,384
Automobiles	223,700	248,700
Furniture and equipment	63,767	50,328
Tooling and equipment	49,738	9,105
Leasehold improvements	56,501	59,301
	920,090	1,155,897
Less accumulated depreciation	(540,577)	(921,329)
	$379,513	$234,568

Depreciation expense for the three months ended March 31, 2004 and 2003 is $33,584 and $35,754, respectively.

5.              Long - Term Debt

Debt consists of the following at March 31, 2004:

Note Payable - Venture	$1,069,159
Truck financing	172,800
1,241,959
Less Current Portion	(338,361)
$903,598

Note Payable - Venture

On December 30, 2003, the U.S. Bankruptcy Court approved the purchase of certain assets of Venture Molds and Engineering Corporation (“Venture”). Venture is the parent Company of SAI. The Company purchased these assets for $1,200,000 through a promissory note secured by the assets sold. Payments are made in 40 monthly installments of $30,000. The Company imputed the interest on the note at 5.5% and recorded the principal of the note originally at $1,098,660 as of December 31, 2003.  As of March 31, 2004 the note balance is $1,069,157.  The assets were sold free and clear of any other liens, claims, and encumbrances.

The acquired assets include leasehold improvements, equipment and furniture primarily used in the manufacture of Shelby Series I automobiles, several autos in various stages of completion and parts used in manufacturing.

Carroll Shelby, director and principal shareholder of CSI, is a 25% shareholder in SAI.

Truck financing

In March 2004, the Company financed the purchase of truck and trailer with a note pate payable for $172,800.  This loan has an effective interest rate of 7.5% with monthly payments of $3,451 over 60 months.  This note is secured by the truck.

6.              Shareholders’ Deficit

In the first quarter of 2004 the Company continued to raise capital through a private placement of unregistered common stock. The Company has received approximately $1,350,000 of cash, net of fees, from the sale of approximately 675,000 shares of common stock at $2.25 per share.

As of March 31, 2004 100,000 options were outstanding with a strike price of $1.50.

7.              Related Party Transactions

Note Payable to Shareholder

Notes payable to shareholder originally consisted of a $2,000,000 non-interest bearing note payable to Carroll Shelby originally due on December 31, 2003. The note is secured by all the assets of CSI. This note was extended by mutual agreement between the parties and is currently due by June 30, 2004.  In the first quarter of 2004 the Company paid $500,000 against this note payable.  On January 1, 2004, this note began accruing interest at the maximum interest rate allowable by law not to exceed 1.5% per month.

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

At the time of issuance of this note the Company’s common stock market value was $4.50 per share, and accordingly this note had a deemed “beneficial conversion feature”.  In addition, the Company incorporated in the “beneficial conversion feature” the value of the underlying warrants associated with the conversion.  The warrant’s value was calculated using the “Black Scholes Model” with assumptions of a 2.23% discount interest rate, 3 year term, 42% volatility and a dividend rate of zero. The result of this beneficial conversion feature and warrant is to record additional interest expense to the consolidated statement of operations of $81,250 for the three months ended March 31, 2004.

The Company repaid $250,000 of this note in April 2004 and was given extended terms to pay the remainder of the note by June 30, 2004. No consideration was given for extending the term of this note.

Bridge line of credit from shareholder

The Company also obtained a $980,000 bridge line of credit from Carroll Shelby on July 1, 2003. This note matured on January 1, 2004 and bears interest at 18% annually on funds advanced under the line. The Company repaid this line in first quarter of 2004.

Under the terms of this line of credit, in the event of non-payment upon maturity, the Company will issue 300,000 options to purchase common stock at $1.50 per share to the note holder. The options will vest ratably over a three-year period beginning January 1, 2004. The Company did not pay this note on the maturity date and issued 100,000 options to the shareholder on January 1, 2004.  In addition the Company will issue 100,000 options in 2005 and 2006.  The Company valued the 300,000 options at $744,000 by using the “Black Scholes” method with the following assumptions: Term 5 years, Volatility 40%; quarterly dividend rate of zero, and a discount rate of 2.23%.  For the three months ended March 31, 2004 the Company recorded $744,000 to interest expense associated with these options.

As of March 31, 2004 accrued interest expense related to the related party debt outstanding to the majority shareholder and an affiliate is $90,000. For the three months ended March 31, 2004 total interest expense associated with a majority shareholder is $953,650.  For the three months ended March 31, 2003 there is no interest expense due to the majority shareholder.

The Company is responsible for paying royalties to a shareholder’s trust from income generated from CSL.  Total royalties accrued as of March 31, 2004 are $41,198.

The Company’s principal shareholder has advanced funds for operating capital as needed. These advances are non-interest bearing and do not have a due date. Repayments are made as working capital is deemed adequate. The outstanding balances of such advances as of March 31, 2004 and 2003 are $136,434.

One of the Company’s three directors is an attorney whose firm performs legal services for the Company and sublets office space. For the three months ended March 31, 2004, legal fees paid to this firm amounted to $21,562.  No fees were paid to this firm for the three months ended March 31, 2003.

In the first quarter of 2004, the Company paid a $25,000 commission to its majority shareholder and affiliate in connection with the $500,000 convertible note payable.

In conjunction with the purchase of the assets from Venture, a majority shareholder, the company’s legal counsel and the general manager of Auto’s received certain inventory as compensation for their services in connection with the completion of the purchase of these assets.  This inventory was valued at and compensation was recorded for $31,115 in the first quarter of 2004.

See Note 8 “Commitments and Contingencies—Licensing Agreement”.

8.              Commitments and Contingencies

Commitments:

Leases

The Company leases certain office and manufacturing space under the noncancellable operating leases having remaining terms in excess of one year, primarily for headquarters in Los Angeles and its manufacturing facility in Las Vegas. In addition, the Company subleases a portion of this space to unrelated third parties.   In addition, the Company leases certain office equipment under capital leases.  As of March 31, 2004 total capital lease balances are $17,204.

Rental expenses under operating leases were $157,432 and $9,206 for the three months ended March 31, 2004 and 2003, respectively.

The Company subleases a portion of its headquarters to a law firm. Total rental income received for the three months ended March 31, 2004 and 2003 is $6,000 and $6,000, respectively.

Licensing Agreement

In 2003 the Company entered into a three year licensing agreement with an unaffiliated company to license certain of its intellectual properties associated with the manufacturing of the aluminum bodies and frames of the Shelby produced cars.    The Company prepaid $131,500 for frames related to its Cobra production from this unaffiliated company. The Company amortizes $5,000 of this prepaid towards each frame purchased. Minimum frames to be purchased in 2004 are 30. Under the terms of the agreement the Company is required to purchase an addition 20 frames in 2005.  For the three months ended March 31, 2004 no frames have been delivered to the Company.  During the first quarter of 2004 the Company paid an additional $188,000 to this unaffiliated company to continue production of these frames.  Total prepaid asset related to this agreement and the production of aluminum bodies and frames as of March 31, 2004 is $319,500. As part of this purchase agreement the Company purchased 10% of the outstanding stock of this unaffiliated company for $50,000, which is included in other long term assets at March 31, 2004. This investment is recorded at cost under the cost method.

Finance Agreement

The company finances its insurance through a finance company. For the three months ended March 31, 2004 total principal and interest paid on this policy is $65,177 and $1,523, respectively.  As of March 31, 2004 the balance for this agreement is $39,357.

Letter of Intent

On October 31, 2003, the Company announced it has entered into a letter of intent to acquire automotive supercharger developer and manufacturer Allen Engine Development Inc. This acquisition will be a combination of cash and equity and if completed, would provide an extended reach for the Shelby brand into the growing automotive aftermarket and performance parts market. In addition, if the Allen Engine Development acquisition is completed, it will give the Company depth in engineering services, which include research and development, CAD support, prototyping as well as full CNC machining services. There can be no assurance that this acquisition will be completed.

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

In connection with the 2003 assumption of SAI’s Cobra vehicle production (See Note 1) by Autos, the Company made the decision to protect the Shelby trade name and reputation by completing those vehicles started by SAI, but unfinished due to a lack of working capital and cessation of business. This decision and the ultimate disposition of the personal property utilized in completion of the vehicles are the subject of a legal action brought by entities related to the 75% shareholder of SAI. Management cannot determine the probability of an unfavorable outcome or range of possible loss if any.

9.              Segment Reporting

Our business consists of two reportable segments: Royalty income generated from licensing and sale of one vintage automobile (“CSL”), revenue generated from the production of automobiles and sale of automobile performance parts (“Autos” and “SA”) and corporate headquarters (“CSI”). These business segments are distinct and separate. There are no allocations of costs amongst these segments or intercompany revenues.

Business segment information for the three months ended March 31, 2004 and 2003 consists of:

	2004	2003
Revenue:
CSL	$74,558	$457,409
Autos and SA	730,983	—

Operating income (loss):
CSL	$18,356	$269,857
Autos and SA	(640,873)	—
CSI	(157,453)	—

Depreciation and amortization:
CSL	$26,187	$35,754
Autos and SA	7,397	—
CSI	—	—

Assets:
CSL	$288,956	$547,966
Autos and SA	4,281,241	—
CSI	754,157	—

Capital expenditures:
CSL	$—	$1,044,022
Autos and SA	267,271	—
CSI	—	—

For the three months ended March 31, 2003 the Company operated CSL under one segment.

10.       Subsequent Event

In April 2004 the Company completed its first round of private placement financing.  The Company received approximately $4,000,000 in proceeds, net of fees, for the private placement of approximately 1,779,000 shares of unregistered common stock.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement

The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report and the audited financial statements and Management Discussion and Analysis contained in our Annual Report on Form 10-KSB  for the year ended December 31, 2003.

The information in this Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC.

The section entitled “Risk Factors” set forth in this Report and in our other SEC filings discusses some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our Company or to maintain or increase your investment.

This Report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “except,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.

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

On June 23, 2003, the Company closed an agreement (the “Exchange Agreement”) to acquire all of the outstanding common stock of CSL and Autos (the “Shelby Companies”) for 9,087,866 shares of its common stock and a promissory note issued by Ginseng Forest, Inc. to the Shelby Companies’ security holders in the amount of $2,000,000 originally due December 31, 2003 of which $500,000 was paid in March 2004 and $1,500,000 has been extended to June 30, 2004.

In addition, the Company manufactures component cars (sometimes referred to as “kit” cars as they generally do not have engines or transmissions installed at time of delivery to the customer) under the brand name “Shelby Cobra” at its facilities in Las Vegas, Nevada. It began manufacturing a new series of the Cobra™ automobile to replicate the original Cobra™ last produced in 1967 and of which only approximately 1,000 units were ever produced. The Company’s Cobra™ is substantially built to its original specifications for enthusiasts desiring a genuine replica of the first and only American produced sports car to claim the aforementioned championship. We believe significant enthusiast market exists in the United States for this historic automobile.

The Company’s strategy is to aggressively pursue new licensing channels for our historic and prominent intellectual properties and hallmark brands such as Shelby Cobra, 427 S/C, FIA 289, Cobra

Daytona Coupe, GT 350 and GT 500, and to continue building and augmenting both component cars (i.e. 289, 289 FIA, 427 S/C and Daytona Coupe) and model year 2005, and beyond, vehicles which meet all current federal and state emissions and safety standards (i.e. the Ford Shelby Cobra Concept Car, and Ford Expedition). Our strategy includes acquisitions and strategic alliances. The Company will promote its products as natural enhancements to various products in the retail automotive industry, as well as auto racing and after market automotive accessories.

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

Results of Operations

Revenues

The Company’s revenues increased in the first quarter of 2004 versus the first quarter of 2003 primarily from the sales of Cobra™ automobiles as Autos began such production in the third quarter of 2003 as discussed above. Total revenues increased $348,312 or 76% from $457,409 for the three months ended March 31, 2003 to $805,541 for the three months ended March 31, 2004. Our revenues from licensing decreased 25% from $99,713 in 2003 to $74,558 in 2004.  Products that are licensed typically have a 12 to 18 month cycle.  Royalties generated from these products are higher at the beginning of the cycle then at the end of the cycle.  In addition, videogames are sold for a one time only fee.  The decrease in licensing revenue is attributable to timing in product life cycle for licensing and more videogame fees in the first quarter of 2003 versus the same time period in 2004.  For the three months ended March 31, 2003 versus the same time period in 2004 we added revenues of $730,983 from the sales of automobiles. The Company’s subsidiary Autos sold 12 Cobra™ automobiles during the first quarter of 2004.  In the first quarter of 2003 revenue included the sale of one of one vintage automobiles owned by the Company for $357,696.

Cost of Goods Sold

The Company did not have a cost of goods sold caption in its statement of operations for the three months ended March 31, 2003.  For 2004, cost of goods sold represents the costs of Cobra automobiles and performance and other related automotive products sold. Cost of goods sold for three months ended March 31, 2004 is $608,378 or 75.5% of total revenue and 83% of automobile and automobile products revenue.  The Company is still in the process of sizing its operations for production and anticipates lower costs in the future.

Selling and Marketing Expense

In the third quarter of 2003 the Company’s entered into the production of Cobra™ automobiles which meant establishing a sales and administrative organization. With this new activity, there has been a substantial increase in selling and marketing expenses of $134,228 or 176% from $76,274 for the three months ended March 31, 2003 to $210,502 for the three months ended March 31, 2004. The increase between periods is substantially related to the addition of the Cobra™ operations. The Company’s selling and marketing expenses included expenditures for transportation, depreciation, meals and entertainment, printing and reproduction, promotion and public relations, research, trademark support, travel and video duplication.  For the three months ended March 31, 2004 the Company accrued royalties payable to its primary shareholders trust of approximately $41,000.  This agreement was not in place for the three months ended March 31, 2003.  The Company will continue to promote its trademarks and trade names on a regular basis.

General and Administrative Expenses

As discussed above, the Company has established an administrative organization related to its Cobra™ operations in the third quarter of 2003. These operations are located in separate facilities in Las Vegas, Nevada and there are additional expenses related to occupancy.  For the three months ended March 31, 2004, both CSL and Autos have increased its general and administrative activities and personnel to comply with its public reporting obligations. General and Administrative expense increased by $654,906 or 586% from $111,725 for the three months ended March 31, 2003, to $766,631 for the three months ended March 31, 2004. The periods are not comparable based on the significant change in operations discussed above. The Company’s facility in Las Vegas was responsible for approximately $494,000 in increased general and administrative expenses for the quarter ended March 31, 2004 versus the same period in 2003. The Company believes that its Las Vegas facility is adequate for the foreseeable future and its personnel complement is not expected to increase substantially. The expense category with significant changes between the first quarter of 2003 and 2004 not directly related to the Cobra™ operations were fees primarily related legal accounting and public relation fees for the Company sustaining its public reporting requirements.  In addition, the Company incurred costs related to investment banking fees for services rendered.

Other Income and (Expense)

Other income and (expense) increased $851,233 or 15,008% from income of $5,672 for the three months ended March 31, 2003 to expense of $845,561 for the three months ended March 31, 2004. The substantial increase in other income (expense) for the three months ended March 31, 2004 versus the same time period in 2003 is attributable to the increase in interest expense associated with the notes payable issued to the Company’s majority shareholder at the time of its merger and the continued advances from the majority shareholder in connection with its expanded operations.  The interest expense was offset by a gain on the sale of the Company’s tractor trailer of $101,256 in the first quarter of 2004.

For the three months ended March 31, 2004 and 2003 other income consisted of sublease rental income from a law firm.

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

The income tax expense for March 31, 2004 represents the minimum state taxes due.

The total net operating losses as of March 31, 2004 of approximately $2,600,000 can be carried forward through 2024.  These net operating losses may be affected by future performance of the Company during its future operations.

Liquidity and Capital Resources

The Company has not achieved profitable operations through March 31, 2004. It is not presently able to determine when profitable operations will be obtained. For the three months ended March 31, 2004 its private placement financing generated in the fourth quarter of 2003 and the first quarter of 2004 and increases in customer deposits (approximately $821,000) have financed operations through the first quarter of 2004.  The Company has a cash balance of $883,875 at March 31, 2004. The Company also has substantial current liabilities due including $2.0 million due to its shareholder, $2.1 million of customer deposits to be “offset” when cars are completed and delivered and $338,000 of current maturities of its long term debt. The Company’s balance sheet and financial position are not comparable between years because of the addition of the Cobra™ production operations.

Cash flows were provided by operations of approximately $403,000 in the first quarter of 2003 and operations used approximately $954,000 in the first quarter of 2004. While not directly comparable, the increase in cash resources applied to operations is substantially related to the Cobra™ production operations and specifically to acquiring and producing the inventory to support these operations.

Net cash provided by investing activities in the first quarter of 2003 was approximately $6,900 as compared to cash used in investing activities of $232,000 for the first quarter of 2004. This increase was primarily a result of the purchase of property and equipment associated with the start up of the Cobra™ production activities and the purchase of a truck and trailer.

The Company’s financing activities in the first quarter of 2003 used cash resources of approximately $141,000 primarily related to the pay back of shareholder advances. During the first quarter of 2004, financing activities provided funds of approximately $14,000.  For the three months ended March 31, 2004 cash provided from financing activities consisted of funds received from the private placement offering of unregistered shares net of fees of approximately $1,350,000, issuance of a note payable to purchase a truck for approximately $172,000 offset by the repayment of shareholder notes of $1,480,000.

In August 2003, the Company retained an investment banker to provide, among other services, assistance with Company’s financing efforts as it attempts to secure additional capital for product development, possible acquisitions and working capital and to assist the Company with general business strategy and advice regarding listing on a national exchange. The Company intends to continue to raise additional capital through the sale of its common shares. Through the first quarter of 2004 the Company raised capital through a private placement of unregistered common stock. The Company received approximately $1,350,000 of cash, net of fees, from the sale of approximately 675,000 shares of common stock at $2.25 per share.

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

Management believes through its existing cash and cash equivalent of $883,875 , as of March 31, 2004 and its “Private Placement” proceeds received through the first quarter of 2004, and anticipated proceeds from future equity financing, the Company will have adequate cash reserves to continue operations through 2004.

Off Balance Sheet Arrangements

CSI enters into indemnification provisions under its agreements with other companies in its ordinary course of business. Under these provisions, CSI generally indemnifies the indemnified party for losses suffered or incurred by the indemnified party as a result of CSI’s activities. These indemnification provisions generally survive termination of the underlying agreement. CSI has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, CSI believes the estimated fair value of these agreements is minimal. Accordingly, CSI has no liabilities recorded for these agreements as of March 31, 2004.

Contractual Obligations, Contingent Liabilities and Commitments

CSI has contractual obligations and commitments primarily with regard to facilities leases, an insurance finance agreement and an inventory commitment. The following table aggregates CSI’s expected contractual obligations and commitments subsequent to March 31, 2004.

	April - December	Payments Due by Period			2008 and Beyond	Total
	2004	2005	2006	2007
Contractual Obligations
Insurance Finance Agreement	$39,357	$—	$—	$—	$	$39,357
Corporate Office Lease	48,024	8,082	—	—	—	56,106
Manufacturing Facility Lease	101,551	139,004	143,176	147,476	100,264	631,471
Manufacturing Facility Lease(2)	430,191	445,247	—	—	—	875,438
Phone System	2,590	3,454	2,303	—	—	8,347
Phone System (2)	3,544	4,725	3,544			11,813
Aluminum Body Frames for Shelby Cars	955,000	720,000	—	—	—	1,675,000
Total	$1,580,257	$1,320,512	$149,023	$147,476	$100,264	$3,297,532

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

We assess the fair value and recoverability of our long-lived assets whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, we make assumptions and estimates regarding future cash flows and other factors to make our determination. The fair value of our long-lived assets is dependent upon the forecasted performance of our business, changes in the various industries, and the overall economic environment. When we determine that the carrying value of our long-lived assets may not be recoverable, we measure any impairment based upon the excess of the carrying value that exceeds the estimated fair value of the assets. As a result of our reviews, we have determined there is no impairment loss to be recognized at March 31, 2004.

Our accounting policy for inventories is a critical accounting policy because it requires that we determine the cost of our inventory at the lower of cost or market for raw materials, work in process and finished goods pending the sale of that inventory. We determine our inventory by purchase cost for raw materials and by accumulating actual costs during production for work process and finished goods. We evaluate the lower of cost or market based on current and historical data. As a result of our evaluations, we have determined that our inventory is properly stated at March 31, 2004.

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

Recent Accounting Pronouncements:

There have been no material changes to our disclosure of recent accounting pronouncements provided in Management’s Discussion and Analysis contained in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

•                  Our cash, cash equivalents reserves or income may not be adequate to cover our costs of operations. To date, we have covered our operating losses by privately placing securities and receiving funds from advances and notes payable from our majority shareholder. We expect to fund our general operations and marketing activities for 2004 with our current cash, cash equivalents reserves, anticipated proceeds from future equity financing and general operating income. The Company plans to continue our efforts to raise private placement equity.

•                  We may not be able to raise the capital we need. It is likely that we will need to raise additional capital at some point in the future. If additional funds are raised through the issuance of equity, our shareholders’ ownership will be diluted. There can be no assurance that additional financing will be available on terms favorable to us or at all. If funds are not available or are not available on terms acceptable to us, we may not be able to continue the development of our product, respond to our competitors or continue our business.

•                  We have a history of losses. We have a history of operating losses and an accumulated deficit, as of March 31, 2004, of $3,558,349. Our ability to generate revenues and profits is subject to the risks and uncertainties encountered in the development or expenses of a business as well as by unforeseen economic conditions.

•                  Our Common Stock is not widely traded, which may result in illiquidity and increased volatility. Our Common Stock is not widely traded, and, as a result, the prices quoted for our stock may not reflect its fair market value. Because of the low volume of trading in our Common Stock, our shareholders may find it difficult to sell their shares.

•                  Our principal shareholders can exercise significant control over us and could limit the ability of our other shareholders to influence the outcome of transactions requiring a shareholder vote. As of March 31, 2004 approximately 62% of our outstanding Common Stock was owned by our executive officers, directors and principal shareholders. These shareholders have control over all matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions.

•                  We have a negative net worth and a deficit in working capital. As of March 31, 2004 we had a negative net worth of $1,220,413 and a deficit in working capital of $859,902. Accordingly, it may be necessary for us to obtain additional long term debt or equity financing, in order to avoid restricting our future operations. There can be no assurance that any such financing will be available to us on terms satisfactory to us.

•                  All of our assets are collateral for a promissory note we issued to Mr. Shelby, which is due and payable on June 30, 2004.  Upon the reverse merger we borrowed an aggregate of $2,000,000 from Mr. Shelby, our Chief Executive Officer. As of March 31, 2004 the outstanding balance on this loan is $1,500,000 this loan is evidenced by a promissory note secured by all of our assets and due June 30, 2004. In the event we are unable to pay the note by the due date or arrange for an extension of the note, Mr. Shelby would be in a position to foreclose on all of our assets and take over the operations of our business.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.    Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and long-term debt. We currently do not use derivative financial instruments in either to hedge debt.

We mitigate default risk by constantly monitoring our cash equivalents to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository. We maintain a highly liquid portfolio by investing only in cash equivalent securities.

Foreign Currency Risk.    We transact business in South Africa.  During the three months ended March 31, 2004, we did not hedge any of our local currency cash flows. All foreign currency cash flow requirements were met using spot foreign exchange transactions. Recent fluctuations in foreign exchange rates have not had a material effect on our operations and profitability; however, there can be no assurance that these fluctuations will not become more aggravated and result in a material adverse effect on our operations and profitability.

ITEM 4. CONTROLS AND PROCEDURES

Management, including our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures with respect to the information generated for use in this report. Based upon, and as of the date of that evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the above evaluation, management believes that its controls do provide such reasonable assurances. However, the Company currently has a small accounting department and as a result segregation of duties is not always possible and the Company has retained outside consultants to assist with the financial close and financial reporting.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

1.  Case Name: In Re: Venture Holdings Company, LLC et. al., Debtors, Venture Mold & Engineering Corporation v. Carroll Shelby, Carroll Shelby International, Inc. and Shelby Automobile, Inc.

Case No.  03-48939

U.S. Bankruptcy Court, Eastern District of Michigan, Southern Division

Carroll Shelby, Shelby Automobiles, Inc. and Carroll Shelby International, Inc. (“Shelby Entities”) are named defendants in a lawsuit filed by Venture Mold & Engineering Corporation and its parent corporation (“Venture Entities”) as debtors in bankruptcy seeking recovery of damages and/or certain vehicle parts and tooling utilized in the manufacture of “Cobra” series component vehicles during calendar year 2003. Carroll Shelby and Shelby Automobiles, Inc. utilized Cobra tooling and parts to complete certain customer orders placed with Shelby American, Inc. before it ceased doing business in July 2003. Some of these parts were in fact included in a December 30, 2003 asset purchase by Shelby Automobiles, which was accomplished with the consent of the Venture Entities and the approval of the bankruptcy court. The Shelby Entities’ answer and counterclaim for damages against the Venture Entities based on breach of contract, breach of fiduciary duty and tortuous interference were filed with the Court on March 15, 2004. In the opinion of this office, it is unlikely that the outcome of this litigation will be unfavorable to the Shelby Entities, and in fact it is likely that the Shelby Entities will obtain a net positive recovery against the Venture Entities.

2.  Case Name: Superformance International, Inc. v. Carroll Shelby, Carroll Shelby Licensing, Inc, Shelby American, Inc., Carroll Hall Shelby Trust and Carroll Shelby International, Inc.

Case No.  03-11750-RWZ

U.S. District Court, District of Massachusetts

Carroll Shelby, Carroll Shelby Licensing, Inc. and Carroll Shelby International, Inc. (“Shelby Entities”) are named defendants in a lawsuit filed in federal court (Boston, Massachusetts) by a competitor who manufactures knock-offs of Shelby Cobra 427 S/C and Shelby Cobra Daytona Coupe vehicles, to wit: an Illinois based corporation by the name of Superformance, Inc., whose sole shareholder is a South African based company by the name of Hi-Tech, Inc. This particular litigation was commenced by Superformance after the Shelby Entities enforced their intellectual property rights granted by the U.S. Patent & Trademark Office to the exterior design of the Shelby Cobra Daytona Coupe. These rights were enforced by requesting U.S. Customs to impound a knock-off vehicle being imported into the United States by Superformance, which vehicle violated a trademark granted to Carroll Shelby re: the exterior design of the Daytona Coupe Cobra. The Superformance vehicle was in fact impounded in the State of New York by the U.S. Customs Office. Subsequently, the vehicle was released from impoundment. Superformance alleges that the impoundment was unlawful, and that it was damaged by the same. Shelby vehemently denies Superformance’s allegations, and considers this lawsuit to be utterly without merit. Now pending before the Boston Federal Court is a motion brought by the Shelby Entities to dismiss the case for lack of jurisdiction, or, in the alternative, transfer the case to the residence of the Shelby Entities, to wit: Los Angeles, California. In the opinion of this office, it is unlikely that the outcome of the pending litigation will be unfavorable to the Shelby Entities. It is difficult to estimate an amount or range of potential loss by Superformance for the simple reason that its lawsuit is based upon claims which have no merit on their face, and even if their claims had merit Superformance has no history of selling its knock-off Daytona Coupe Cobras in the United States. Accordingly, any claim for lost profits would be speculative.

ITEM 2. CHANGE IN SECURITIES

In the first quarter of 2004 the Company continued to raise capital through a private placement of unregistered common stock. The Company has received approximately $1,519,000 of cash from the sales of approximately 675,224 shares of common stock at $2.25 per share.  As of March 31, 2004 these shares have not been issued.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Current report, item 2 Form 8-K	2004-01-14
Current report, items 4, 5, and 7 Form 8-K 2004-03-17

Exhibits

Number	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002— President, Chief Financial Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002— Chief Executive Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 President, Chief Financial Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Chief Executive Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be  signed on its behalf by the undersigned, thereunto duly authorized.

CARROLL SHELBY INTERNATIONAL INC. (Registrant)
Date: May 17, 2004	By:	/s/ CARROLL SHELBY
CEO and Director
Date: May 17, 2004	By:	/s / JOHN LUFT
President, CFO and Director