Form 10QSB/A
period 2003-06-30
CARROLL SHELBY INTERNATIONAL INC
filed 2004-08-16
CIK 1171331

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB/A

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

Yes   ☒  No ☐

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CARROLL SHELBY INTERNATIONAL INC.

CARROLL SHELBY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2003 (unaudited) and December 31, 2002

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$29,682	$22,929
Accounts receivable	30,940	132,143
Note receivable from related party	—	7,321
Other current assets	15,815	—
Total current assets	76,437	162,393
Property and equipment, net	147,729	219,994
Other assets	—	8,282
Total assets	$224,166	$390,669
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$85,935	$148,609
Customer deposit	2,000	—
Advances from shareholder	396,434	314,467
Note payable to shareholder	2,000,000	—
Notes payable	17,016	83,167
Total current liabilities	2,501,385	546,243
COMMITMENTS (Note 6)
STOCKHOLDERS’ DEFICIT
Common stock—25,000,000 shares authorized, 12,855,866 issued and outstanding; $.001 par value as of June 30, 2003 (unaudited), 9,087,866 issued and outstanding; $.001 par value as of December 31, 2002	12,856	1,000
Additional paid in capital	(2,011,856)	—
Accumulated deficit	(278,219)	(156,574)
Total stockholders’ deficit	(2,277,219)	(155,574)
Total liabilities and stockholders’ deficit	$224,166	$390,669

The accompanying notes are an integral part of these consolidated financial statements.

CARROLL SHELBY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2003 and 2002 (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Royalty income	$60,723	$83,519	$160,436	$202,754
Equipment rental (related party)	—	29,648	—	59,296
Automobile sales, net	—	—	357,696	—
Total revenues, net	60,723	113,167	518,132	262,050

Cost of goods sold	227,975	—	227,975	—

Gross profit (loss)	(167,252)	113,167	290,157	262,050

Expenses:
Selling and marketing	110,763	89,667	187,036	220,300
General and administrative	123,019	124,651	234,297	379,891
	233,782	214,318	421,333	600,191
Loss from operations	(401,034)	(101,151)	(131,176)	(338,141)
Other income (expense):
Sublease rental income	6,000	6,000	12,000	10,000
Interest income (expense), net	(896)	(6,564)	(1,670)	(13,852)
Total other income (expense)	5,104	(564)	10,330	(3,852)
Net loss before provision for income taxes	(395,930)	(101,715)	(120,846)	(341,993)
Provision for income taxes	800	800	800	800
Net loss	$(396,730)	$(102,515)	$(121,646)	$(342,793)
Basic and diluted net loss per share	$(0.04)	$(0.01)	$(0.01)	$(0.04)
Weighted average number of common shares outstanding—Basic	9,422,799	9,087,866	9,255,333	9,087,866
Weighted average number of common shares outstanding—Dilutive	9,422,799	9,087,866	9,255,333	9,087,866

The accompanying notes are an integral part of these consolidated financial statements.

CARROLL SHELBY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2003 and 2002 (unaudited)

	For the Six Months Ended June 30,
	2003	2002
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(121,646)	$(342,793)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	71,508	70,986
Change in operating assets and liabilities	32,997	196,010
Net cash flows used in operating activities	(17,141)	(75,797)
Cash flows from investing activities:
Purchase of property and equipment	(16,547)	—
Sale of fixed asset, net	17,304	—
Net cash flows provided by investing activities	757	—
Cash flows from financing activities:
Repayment of notes payable	(66,151)	(86,887)
Net advances from shareholder	89,288	(17,152)
Net cash flows provided by used in financing activities	23,137	(104,039)
Net increase (decrease) in cash and equivalents	6,753	(179,836)
Cash, at beginning of period	22,929	179,836
Cash, at end of period	$29,682	$—

The accompanying notes are an integral part of these consolidated financial statements.

Carroll Shelby International Inc.

Notes to the Consolidated Financial Statements

June 30, 2003

NOTE 1—BUSINESS DESCRIPTION, HISTORY AND ORGANIZATION OF THE COMPANY

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

In addition, the Company will manufacture component cars (sometimes referred to as “kit” cars as they generally do not have engines or transmissions installed at time of delivery to the customer) under the brand name “Shelby Cobra” at its wholly owned subsidiary Shelby Automobiles, Inc. (“Autos”) (a Nevada corporation formed in May, 2003) in Las Vegas, Nevada. It will begin manufacturing a new series of the Cobra™ automobile to replicate the original Cobra™ last produced in 1967 and of which only approximately 1,000 units were ever produced. The company’s Cobra™ will be substantially built to its original specifications for enthusiasts desiring a genuine replica of the first and only American produced sports car to claim the aforementioned championship. A significant enthusiast market exists in the United States for this historic automobile.

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

On June 23, 2003, which was the closing date of the Exchange Agreement, the Company’s two directors, Harold W. Sciotto and Sam H. Sciotto, resigned after electing Carroll Shelby, John Luft and M. Neil Cummings as new directors of the Company.

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

As noted above, Shelby Automobiles Inc. was incorporated for the purpose of manufacturing high performance Shelby vehicles under the guidance of Carroll Shelby and will be involved in prototype manufacturing, design and engineering projects; and plans to increase production and availability of these Shelby products through an expanded dealer network and direct sales under a license agreement with CSL. In the second quarter of 2003 Autos began the production of Cobra automobiles due to the financial failure of a licensee Shelby American Inc. (“SAI”) who was engaged in manufacturing these component cars. SAI lost its license to produce Shelby licensed automobiles due to its failure to make its required royalty payments to CSL. Autos continued the production of the ordered Shelby Cobras in order to protect the Company’s brand name and maintain its customer loyalty. The Company believes these properties are the foundation of its future development.  During the second quarter of 2003 the Company expended $227,975 for the continued production of these automobiles.

Carroll Shelby, director, chief executive officer and principle shareholder of the Company is a 25% shareholder of SAI.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Financial Information

The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of operations, and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of results for the entire fiscal year ending December 31, 2003.

Consolidation

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

Accounts Receivable

A valuation allowance is provided on the Company’s accounts receivable in management’s judgment that will not be collected. All accounts receivable are reviewed on a case by case basis for collectibility. There is no valuation allowance on the accounts receivable as of June 30, 2003.

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

The provision for income taxes as of June 30, 2003 and 2002 reflects the minimum state tax due.

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

Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short-term nature of those instruments.

Statement of Cash Flow

In connection with the acquisition of CSL and Autos the following non cash transaction was recorded in the second quarter of 2003:

Issuance of 3,768,000 shares of common stock
Issuance of Note Payable for common stock	$2,000,000

For the three and six months ended June 30, 2003 and 2002 income taxes paid was $800. For the three and six months ended June 30, 2003 no interest was paid. Interest paid for the three and six months ended June 30, 2002 was $3,269 and $5,366, respectively.

Reclassification

Certain prior year items have been reclassified to conform to the current year’s presentation.

Recently issued accounting pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 will not have any impact on the Company’s financial statements as management does not have any intention to change to the fair value method.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003. Management does not expect adoption of SFAS No. 149 to have an impact on the Company’s statements of earnings, financial position, or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 will not have any impact on the Company’s financial statements.

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2003 and December 31, 2002 consisted of the following:

	2003	2002
Truck with trailer	$478,079	$478,079
Airplane	310,384	300,000
Automobiles	206,450	306,587
Furniture and equipment	43,716	37,553
Leasehold improvements	11,557	11,557
	1,050,186	1,133,776
Less accumulated depreciation	(902,457)	(913,782)
	$147,729	$219,994

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

The Company’s principal shareholder holds the trademarks that are the subject of its licensing agreement. The shareholder has assigned all rights and obligations of the trademarks to the Company and it enters into the related licensing agreements directly. The Company had a non-exclusive licensing agreement for the trademarks with SAI.  The Company received nothing for the three and six months ended June 30, 2003. However, the Company received $0 and $135,000, respectively for the three and six months ended June 30, 2002.

In addition, the Company rents certain of its transportation equipment to a related entity partially owned by its principal shareholder.  The Company received no revenue from this lease in fiscal 2003. For the three and six months ended June 30, 2002 the Company received $29,648 and $59,296, respectively.

The Company also subleases a portion of its office space to related entities. During the three and six months ended June 30, 2003 and 2002 it received $6,000 and $12,000, respectively and $6,000 and $10,000, respectively.

The Company’s principal shareholder advances funds for operating capital from time to time. These advances are non-interest bearing and do not have a due date. Repayments are made when working capital is adequate. The outstanding balances of such advances as of June 30, 2003 and December 31, 2002 were $396,434 and $314,467, respectively.

NOTE 6—COMMITMENTS

The Company leases certain office space under the terms of a joint and several lease agreement with an unrelated cotenant. If the cotenant could not meet its obligation under the lease, the Company would be required to assume additional rental expenses.

NOTE 7—SEGMENT REPORTING

Our business consists of two reportable segments: Royalty income generated from licensing (“CSL”), revenue generated from the production of automobiles and sale of automobile performance parts (“Autos” and “SA”) and corporate headquarters (“CSI”). These business segments are distinct and separate. There are no allocations of costs amongst these segments or intercompany revenues.

Business segment information for the three and six months ended June 30, 2003 and 2002 consists of:

	For the three months ended		For the six months ended
	2003	2002	2003	2002

Revenue:
CSL and CSI	$60,723	$113,167	$518,132	$262,050
Autos and SA	—	—	—	—

Operating income (loss)
CSL	(127,403)	(101,151)	142,455	(338,141)
Autos and SA	(256,056)	—	(256,056)	—
CSI	(17,575)	—	(17,575)	—

Depreciation and Amortization:
CSL	35,754	35,493	71,508	70,986
Autos and SA	—	—	—	—
CSI	—	—	—	—

Assets:
CSL	188,321	465,625	188,321	465,625
Autos and SA	35,854	—	35,845	—
CSI	—	—	—	—

Capital expenditures:
CSL	—	—	16,547	—
Autos and SA	—	6,163	—	—
CSI	—	—	—	—

For the three and six months ended June 30, 2002 the Company’s operations consisted only of CSL.

NOTE 8 — RESTATEMENT OF THE JUNE 30, 2003 FINANCIAL STATEMENTS

The financial statements for the three and six months ended June 30, 2003 have been restated from the originally filed financial statements to reflect the proper accounting for the $2,000,000 note payable to the Shelby Companies (See Note 1 and 2).  On the original filing the Company recorded the offset of the Note Payable as an intangible asset “Trademarks”.  Upon further review of this accounting, the Company has determined that offset of this Note Payable should be shown as a distribution of equity.  Further the Company included the activity of its Auto’s subsidiary from its inception (May 2003) through June 30, 2003.  This activity resulted in addition general and administrative expenses of $28,081 and cost of goods sold of $227,975 (See Note 1).  In addition, as a result of the consolidation of the Autos operations the Company eliminated its tax provision of $54,000.

In addition the Company has updated its Business Description, History and Organization (See Note 1) and Summary of Significant Accounting Policies (See Note 2) of the Company footnote to accurately reflect the description of the Company and its accounting policies.  In addition, the Company has included segment information for the three and six months ended June 30, 2003 and 2002

Item 2 Management’s Discussion and Analysis or Plan of Operation.

Cautionary Statement

You should read the following discussion and analysis in conjunction with the Financial Statements and related Notes thereto contained elsewhere in this Form 10-QSB/A (“Report”). The information in this Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC.

The section entitled “Risk Factors” set forth in this Report in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment.

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

On June 23, 2003, the Company closed its previously announced agreement (the “Exchange Agreement”) to acquire all of the outstanding common stock of Carroll Shelby Licensing, Inc. and Shelby Automobiles, Inc. (the “Shelby Companies”) for 9,087,866 shares of Ginseng Forest, Inc. common stock and a promissory note issued by Ginseng Forest, Inc. to the Shelby Companies security holders in the amount of $2,000,000 due December 31, 2003.

Plan of Operations

The Company’s strategy is to aggressively pursue new licensing channels for its historic and prominent intellectual properties and hallmark brands such as Shelby Cobra, 427 S/C, FIA 289, Cobra Daytona Coupe, GT 350 and GT 500. This process will be achieved through possible acquisitions and strategic alliances.

Company’s Description

Carroll Shelby Licensing Inc.

Carroll Shelby Licensing, Inc. was originally incorporated as O T C Packaging Company in Texas on April 22, 1986. In June 1998, the Company became Shelby American Management, Inc. and a final name change to Carroll Shelby Licensing, Inc. was approved in March 1999. Carroll Shelby Licensing, Inc. is the exclusive holder of automotive manufacturer and entrepreneur Carroll Shelby’s trademarks, vehicle design rights, and other intellectual properties, which include some of the world’s most famous muscle cars and high performance vehicles, including the car that brought home to the U.S. its first and only FIA World Manufactures Championship in 1965, the famous 1965 Shelby Cobra Daytona Coupe. CSL also holds trademark rights for Shelby-branded apparel, accessories and collectibles.

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

Cost of Goods Sold

For the three and six months ended June 30, 2003 the assumption of SAI’s Cobra vehicle production by Autos resulted in cost of goods sold of $227,975 with no corresponding production revenue.  The Company made this decision to protect the Shelby trade name and reputation by completing those vehicles started by SAI, but unfinished due to a lack of working capital and cessation of business.

Selling and Marketing Expense

Selling and marketing expense decreased by $33,264 or 15% from $220,300 for the six months ended June 30, 2002, to $187,036 for the six months ended June 30, 2003, and selling and marketing expenses increased by $21,096 or 24% from $89,667 for the three months ended June 30, 2002, to $110,763 for the three months ended June 30, 2003.

Selling expenses during the six and three month periods ended June 30, 2003 included expenditures for transportation, depreciation, meals and entertainment, printing and reproduction, promotion and public relations, research, trademark support, travel and video duplication. In 2002 CSL was promoting the 40 th anniversary of the Shelby Cobra. The overall decrease in selling and marketing expenditures from 2003 versus 2002 is the result of not having any extraordinary marketing campaigns in 2003. The increase in selling expenses in the second quarter of fiscal 2003 versus fiscal 2002 is primarily attributable to the timing of CSL’s payment for its trademark support. In 2003 the trademark support payment was made in the second quarter however in 2002 this payment was made in the first quarter.

General and Administrative Expenses

General and Administrative expense decreased by $145,593 or 38% from $379,891 for the six months ended June 30, 2002, to $234,297 for the six months ended June 30, 2003, and general and administrative expenses decreased by $1,632 or 1% from $124,651 for the three months ended June 30, 2002, to $123,019 for the three months ended June 30, 2003.

General and Administrative expenses during the six and three month periods ended June 30, 2003 and 2002 include expenditures for payroll, legal, bank services charges, various office expenditures and property taxes.  Protection of the Company’s trade name and trademarks is paramount to the Company’s existence. During fiscal 2002, the Company (“CSL”) was incurring legal fees associated with its Superformance lawsuit. No expenditures for this lawsuit were incurred in 2003. Through June 30, 2003 the Company has not incurred any significant fees for legal proceedings. The reduction in legal fees was offset by the inclusion of $28,081 of general and administrative expenses in the second quarter of 2003 associated with the start up of the Autos operations.

Other Income (Expense)

Other income (expense) increased by $14,182 or 368% from ($3,852) of expense for the six months ended June 30, 2002, to $10,330 of income for the six months ended June 30, 2003, and other income (expense) increased by $5,668 or 1005% from $(564) of expense for the three months ended June 30, 2002, to $5,104 of income for the three months ended June 30, 2003.

The increase in other income for the three and six months ended June 30, 2003 versus the same time period for 2002 is primarily attributable to less interest accrued on the equipment note in 2003 versus 2002.

Provision for Income Taxes

The provision for income taxes as of June 30, 2003 and 2002 reflects the minimum state tax due.

Liquidity and Capital Resources

During the first half of 2003 cash used in operations was $17,141. The net cash used in operations is primarily attributable to the Company’s loss before depreciation and amortization. In addition, the Company increased its working capital through the collection of its outstanding accounts receivables net of payments of its accounts payable.

During the first half of 2003, net cash provided by investing activities of $757, was generated primarily from the accounting for the sale of the Daytona Coupe. The cash flow from investment activities was offset by the purchase of property and equipment.

During the first half of 2003, net cash provided by financing activities of $23,137, consisted of payments on the Company’s installment note for its transportation equipment and net advances from the Company’s shareholder of $89,288 for operations.

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

Our accounting policy for recognition of revenue is a critical accounting policy because it determines the amount of sales we recognize from the sale of Cobra™ automobiles and the revenues we recognize from the licensing of our trade names, trademarks and intellectual properties. We have determined that sales of automobiles and accessories are recognized when the sale transaction is complete including physical delivery of the merchandise and transfer of title for automobiles. Deposits received from customers for sales contracts will be recorded as a liability pending completion of the sales transaction. Revenues from our licensing activities are recognized when earned, based on actual reporting from licensees or may be estimated when historical data related to a licensee is adequate.

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

• Our principal shareholders can exercise significant control over us and could limit the ability of our other shareholders to influence the outcome of transactions requiring a shareholder vote. As of June 30, 2003 approximately 70% of our outstanding Common Stock is owned by our executive officers, directors and principal shareholders. These shareholders will have the ability to exercise influence over all matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions.

   Our Common Stock is currently quoted on the OTC Bulletin Board under the symbol: CSBI.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

None

Item 4. Controls and Procedures

Within the 90 days prior to the date of filing this Quarterly Report of Form 10-QSB/A, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its President (principal executive officer) and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s President (principal executive officer) and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

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

CARROLL SHELBY INTERNATIONAL INC.
(Registrant)
Date: August 16, 2004	By:	/s/	JOHN LUFT
President, Chief Financial Officer and Director
Date: August 16, 2004	By:	/s/	CARROLL SHELBY
Chief Executive Officer and Director