Form 10QSB
period 2004-06-30
CARROLL SHELBY INTERNATIONAL INC
filed 2004-08-16
CIK 1171331

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15 9(d) of the Securities Exchange Act of 1934A

For the quarterly period ended June 30, 2004

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

Yes ☐  No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 14,691,081 shares of common stock, $0.001 per value per share, as of August 13, 2004. Transition Small Business Disclosure Format (check one): Yes  ☒ No  ☐

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CARROLL SHELBY INTERNATIONAL INC.

CARROLL SHELBY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$112,445	$2,055,997
Accounts receivable	20,476	142,459
Inventories	3,877,970	2,357,439
Note receivable, current portion	24,457	—
Prepaids	366,009	285,456
Other current assets	16,562	17,468

Total current assets	4,417,919	4,858,819

Property and equipment, net	363,527	234,568
Note receivable, long term portion	109,690	—
Other assets	50,998	33,136

Total assets	$4,942,134	$5,126,523

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable, as of June 30, 2004 and December 31, 2003 $32,500 and $82,410, respectively is due to related parties	$857,323	$557,886
Accrued expenses, as of June 30, 2004 $157,500 is due to related parties	716,104	245,277
Insurance payable	—	104,534
Taxes payable	800	800
Customer deposits	2,359,904	1,265,145
Current portion of long term debt	340,665	312,015
Current portion of capital leases	6,327	2,464
Advances from shareholder	136,434	136,434
Notes payable to shareholder	1,500,000	2,980,000
Convertible note payable to shareholder affiliate, net of unamortized beneficial conversion feature of $81,250 as of December 31, 2003	250,000	418,750

Total current liabilities	6,167,557	6,023,305

LONG TERM LIABILITIES
Long term debt	869,287	786,645
Capital lease liability	9,045	5,292

	878,332	791,937

TOTAL LIABILITIES	7,045,889	6,815,242

COMMITMENTS (Note 8)
STOCKHOLDERS’ DEFICIT
Common stock-50,000,000 shares authorized, 14,065,331 issued and outstanding; $.001 par value as of December 31, 2003; 14,745,797 issued and outstanding as of June 30, 2004	14,746	14,066
Additonal paid in capital	2,273,709	228,433
Accumulated deficit	(4,392,210)	(1,931,218)

Total stockholders’ deficit	(2,103,755)	(1,688,719)

Total liabilities and stockholders’ deficit	$4,942,134	$5,126,523

The accompanying notes are an integral part of these consolidated financial statements.

CARROLL SHELBY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2004 and 2003 (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Royalty income	$97,055	$60,723	$171,613	$160,436
Automobile and automobile products	1,075,208	—	1,806,191	—
Vintage automobile sales, net	—	—	—	357,696

Total revenues, net	1,172,263	60,723	1,977,804	518,132

Cost of good sold	926,002	227,975	1,534,379	227,975

Gross profit (loss)	246,261	(167,252)	443,425	290,157

Expenses:
Selling and marketing	231,788	110,763	442,290	187,036
General and administrative	750,238	123,019	1,516,870	234,297

Total expenses	982,026	233,782	1,959,160	421,333

Loss from operations	(735,765)	(401,034)	(1,515,735)	(131,176)

Other income (expense):
Sublease rental income	6,000	6,000	12,000	12,000
Gain (loss) on sale of asset	(17,606)	—	83,650	—
Interest income (expense), net	(86,490)	(896)	(1,039,307)	(1,670)

Total other income (expense)	(98,096)	5,104	(943,657)	10,330

Net loss before provision for income taxes	(833,861)	(395,930)	(2,459,392)	(120,846)

Provision for income taxes	—	800	1,600	800

Net loss	$(833,861)	$(396,730)	$(2,460,992)	$(121,646)

Basic and diluted net loss per share	$(0.06)	$(0.04)	$(0.17)	$(0.01)

Weighted average number of common shares outstanding - Basic and dilutive	14,745,384	9,422,799	14,555,404	9,255,333

The accompanying notes are an integral part of these consolidated financial statements.

CARROLL SHELBY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2004 and 2003

	2004	2003

Cash Flow from operating activities:
Net loss	$(2,460,992)	$(121,646)
Adjustments to reconcile net loss to net cash used in net operating activities:
Depreciation and amortization	62,318	71,508
Net gain on sale of fixed asset	(83,650)	—
Non-cash interest expense	825,250	—
(Increase) decrease in receivables	121,983	101,200
Increase in inventory	(1,520,533)	—
Increase in prepaid expenses	(81,003)	—
(Increase) decrease in other assets	8,497	(7,532)
Increase (decreae) in payables and other accrued expenses	665,729	(60,671)
Increase in customer deposits	1,094,759	—

Net cash flows used in operating activities	(1,367,642)	(17,141)

Cash flows from investing activities:
Purchase of property and equipment	(299,294)	(16,547)
Proceeds from the sale of fixed assets	36,201	—
Sale of prototype, net	25,000	—
Sale of fixed asset, net	—	17,304
Investment in other assets	(25,000)	—
Net cash flows provided by (used in) investing activities	(263,093)	757

Cash flow from financing activities:
Repayment of notes payable	—	(66,151)
Net advances from shareholder	—	89,288
Repayment of notes payable to shareholder	(1,480,000)	—
Notes payable to shareholder affiliate	(250,000)	—
Additions to long term debt	172,801	—
Repayment of long term debt	(61,205)	—
Repayments of capital lease liability	(2,223)	—
Repayment of notes receivable	5,852	—
Funds received from private placement, net of fees	1,301,957	—
Net cash flows provided by (used in) financing activities	(312,818)	23,137
Net increase (decrease) in cash and cash equivalents	(1,943,553)	6,753
Cash and cash equivalents, at beginning of period	2,055,998	22,929
Cash and cash equivalents, at end of period	$112,445	$29,682

The accompanying notes are an integral part of these consolidated financial statements.

Carroll Shelby International, Inc.

Notes to Consolidated Financial Statements

June 30, 2004

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

In addition, the Company manufactures component cars (sometimes referred to as “kit” cars as they generally do not have engines or transmissions installed at time of delivery to the customer) under the brand name “Shelby Cobra” at its wholly owned subsidiary, Shelby Automobiles, Inc. (“Autos”) in Las Vegas, Nevada. In July 2003, it began manufacturing a new series of the Cobra™ automobile to replicate the original Cobra™ last produced in 1967 and of which only approximately 1,000 units were ever produced. The Company’s Cobra™ is substantially built to its original specifications for enthusiasts. desiring a genuine replica of the first and only American produced sports car to claim the aforementioned championship. We believe a significant enthusiast market exists in the United States for this historic automobile.

CSI was originally organized under the laws of the State of Nevada on December 4, 2000 as Ginseng Forest, Inc. (“GFI”) GFI had no operations through June 23, 2003 and was considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7. On June 23, 2003, GFI acquired all of the outstanding common stock of CSL and Autos for 9,087,866 shares of GFI common stock and a $2,000,000 secured promissory note payable to Carroll Shelby. The Company recorded the offset of this note payable as a distribution. The exchange of stock constituted a reverse merger with CSL as the acquiring company. GFI changed its name to Carroll Shelby International, Inc. in September 2003.

In the second quarter of 2003 Autos began the production of Cobra automobiles due to the financial failure of a licensee, Shelby American Inc. (“SAI”), who was engaged in manufacturing these component cars. SAI lost its license to produce Shelby licensed automobiles due to its failure to make its required royalty payments to CSL. Autos finished the production of the ordered Shelby Cobras in order to protect the Company’s brand name and maintain its customer loyalty. The Company believes these properties will be the foundation of its future development.

On December 30, 2003, the U.S. Bankruptcy Court approved the purchase of certain assets of Venture Molds and Engineering Corporation (“Venture”) by the Company. Venture is the parent Company of SAI. The Company purchased these assets for $1,200,000 through a promissory note secured by the assets sold. Payments are to be made in 40 monthly installments of $30,000. The Company imputed the interest on the note at 5.5% and recorded the principal of the note originally at $1,098,660 as of December 31, 2003 (See Note 5).  As of June 30, 2004 the note balance is $1,044,056.  The assets were sold free and clear of any other liens, claims, and encumbrances.

The acquired assets include leasehold improvements, equipment and furniture primarily used in the manufacture of Shelby Series I automobiles, several autos in various stages of completion and parts used in manufacturing.

Carroll Shelby, director and principal shareholder of CSI, is a 25% shareholder in SAI.

Management believe its existing cash and cash equivalent of $112,445 and anticipated cash flows generated from operations will not be sufficient to fully execute its business plan.  The Company will be required to raise additional funding through the issuance of additional debt or equity.  In addition, the Company will have to successfully negotiate extended terms on the note due to its shareholder Carroll Shelby.  If the Company is unable to do so, it may be required to cease operations.

Currently, the Company is dependent upon its majority shareholder or sales of its common stock to provide liquidity from any shortfall in cash provided by operations. If this shareholder was unable to provide funding for the Company or it were unable to raise additional equity capital, a resulting lack of capital could have a substantial adverse material impact on the Company and its operations.

In December 2003, the Company formed a wholly owned subsidiary, Shelby Automotive South Africa (“SA”). The purpose of this subsidiary was to produce Cobra chassis. This subsidiary began operations in the first quarter of 2004 and subsequently closed its operations in the second quarter of 2004.  The Company recorded a $17,606 loss from the abandonment and sale of the fixed assets.  All inventories at the SA location will be shipped to Autos.  SA operations were not material to the consolidated balance sheet and statement of operations for the three and six months ended June 30, 2004.

2.              Summary of Significant Accounting Policies

Consolidation:    The consolidated financial statements include the accounts of CSI and all majority-owned domestic and foreign subsidiaries in which it has control. All significant intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents:    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash and temporary investments with high quality institutions. At June 30, 2004, the Company had no deposits in excess of FDIC insured limits of $100,000. If necessary, the Company will perform periodic evaluations of the relative credit standing of these financial institutions.

Accounts Receivable and Allowance for Doubtful Accounts:    A valuation allowance is provided on the Company’s accounts receivable in management’s judgment that will not be collected. All accounts receivable are reviewed on a case by case basis for collectibility. There is no valuation allowance on the accounts receivable as of June 30, 2004.

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

The components of inventory as of June 30, 2004 (unaudited) and December 31, 2003 are as follows:

	June 30, 2004	December 31, 2003
Parts and materials	$2,057,491	$1,404,217
Work in process	1,820,479	953,222
	$3,877,970	$2,357,439

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

Policy and Warranty:    Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims. Management actively studies trends of warranty claims and takes action to improve vehicle quality and minimize warranty claims.  No warranty accrual has been recorded for the three and six months ended June 30, 2004.

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

The income tax expense for the six months ended June 30, 2004 represents the minimum state taxes due.

The total net operating losses as of June 30, 2004 of approximately $4,400,000 can be carried forward through 2024.

Loss per Share:    Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share is the same. As of June 30, 2004, 100,000 options were outstanding.

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

Statement of Cash Flows Supplementary Information:

Non Cash Transactions

During the six months ended June 30, 2004, the Company issued 100,000 options valued at $248,000 in association with its bridge line of credit from shareholder.

During the six months ended June 30, 2004, the Company entered into a $9,838 capital lease for office equipment.

During the six months ended June 30, 2004, the company issued a $140,000 note receivable in connection with the sale of its truck and trailer.

Supplemental Information

For the three and six months ended June 30, 2004, $1,600 in income taxes were paid.  For the three and six month ended June 30, 2003 $800 in income taxes were paid.  Interest paid for the three and six months ended June 30, 2004 was $131,160 and $40,075, respectively.  No interest was paid for the three months ended June 30, 2003.

3.              Note Receivable

In January 2004, the Company sold its truck and trailer to a third party for $165,000.  The Company received $25,000 cash and a $140,000 note receivable.  This note receivable accrues interest at 7% and is due in 61 monthly payments of $2,756.   This note is secured by the truck and trailer.  This transaction resulted in a gain on sale of fixed assets of $101,256 and is shown, net of losses on fixed assets, in other income (expense) for the six months ended June 30, 2004.

4.              Property and Equipment

Property and equipment at June 30, 2004 (unaudited) and December 31, 2003 consisted of the following:

	June 30, 2004	December 31, 2003

Truck with trailer	$232,200	$478,079
Airplane	310,384	310,384
Automobiles	223,700	248,700
Furniture and equipment	63,769	50,328
Tooling and equipment	21,208	9,105
Leasehold improvements	79,081	59,301
	930,342	1,155,897
Less accumulated depreciation	(566,815)	(921,329)
	$363,527	$234,568

Depreciation expense for the three and six months ended June 30, 2004 is $28,734 and $62,318, respectively.  Depreciation expense for the three and six months ended June 30, 2003 is $35,754 and $71,508, respectively.

5.              Long Term Debt

       Debt consists of the following at June 30, 2004:

Note payable - Venture	1,044,056
Truck financing	165,896
1,209,952
Less Current Portion	(340,665)
$869,287

Note Payable - Venture

On December 30, 2003, the U.S. Bankruptcy Court approved the purchase of certain assets of Venture Molds and Engineering Corporation (“Venture”). Venture is the parent Company of SAI. The Company purchased these assets for $1,200,000 through a promissory note secured by the assets sold. Payments are made in 40 monthly installments of $30,000. The Company imputed the interest on the note at 5.5% and recorded the principal of the note originally at $1,098,660 as of December 31, 2003.  As of June 30, 2004 the note balance is $1,044,056.  The note due from the Company to Venture Mold and Engineering Corporation in connection with certain inventory relating to the Shelby Series 1 program is four months in arrears, but not in default under the agreement with Venture.  The Company and Venture are in agreement with respect to the status of the note and the Security Agreement related thereto.  The assets were sold free and clear of any other liens, claims, and encumbrances.

The acquired assets include leasehold improvements, equipment and furniture primarily used in the manufacture of Shelby Series I automobiles, several autos in various stages of completion and parts used in manufacturing.

Carroll Shelby, director and principal shareholder of CSI, is a 25% shareholder in SAI.

Truck financing

In March 2004, the Company financed the purchase of truck and trailer with a note payable for $172,800.  This loan has an effective interest rate of 7.5% with monthly payments of $3,451 over 60 months.  This note is secured by the truck and trailer.

6.              Shareholders’ Deficit

Through 2004 the Company raised capital through a private placement of unregistered common stock. The Company has received approximately $1,300,000 of cash, net of fees, from the sale of approximately 680,000 shares of common stock at $2.25 per share in the first half of 2004.

As of June 30, 2004 a total of 100,000 options were outstanding with a strike price of $1.50.

7.              Related Party Transactions

Note Payable to Shareholder

Note payable to shareholder originally consisted of a $2,000,000 non-interest bearing note payable to Carroll Shelby originally due on December 31, 2003. The note is secured by all the assets of CSI. This note was due by June 30, 2004 and was subsequently extended to August 31, 2004.  Prior to the extended due date of August 31, 2004 the Company is negotiating with the shareholder to restructure the terms of this note.  However, there can be no assurance that this note can be extended at terms favorable to the Company the result of which could cause the Company to cease operations.  On January 1, 2004, this note began accruing interest at the maximum interest rate allowable by law not to exceed 1.5% per month.  Total outstanding due on this note as of June 30, 2004 was $1,500,000.

Note Payable to Shareholder affiliate

Note payable to shareholder affiliate originally consisted of a $500,000 note payable, issued on September 30, 2003 to Carroll Shelby and Bill Murphy, originally due June 30, 2004 and bearing interest at 18% annually.  The Company repaid $250,000 of this note in April 2004 and was given extended terms to pay the remainder of the note by June 30, 2004 and subsequently extended to August 31, 2004.  Prior to the extended due date of August 31, 2004 the Company is negotiating with the shareholder to restructure the terms of this note.  However, there can be no assurance that this note can be extended at terms favorable to the Company the result of which could cause the Company to cease operations.  Total outstanding due on this note as of June 30, 2004 is $250,000.

This note is convertible at the option of the shareholder affiliate at any time during the term of the note into common stock of the Company at a conversion rate of $4.00 per share. The common shares have piggyback registration rights.

If the note holders convert they shall receive one share of common stock at a conversion rate of $4.00 per share and one warrant to purchase a share of common stock at an exercise price of $6.00 per share and shall mature 3 years from issuance. The common stock underlying the warrant has piggyback registration rights.

At the time of issuance of this note the Company’s common stock market value was $4.50 per share, and accordingly this note had a deemed “beneficial conversion feature” of $.50 per share associated with its issuance which totals $42,500. In addition, the Company included in the “beneficial conversion feature” the value of the underlying warrants associated with the conversion. The warrants are valued at $120,000. The warrant’s value was calculated using the “Black Sholes Model” with assumptions of a 2.23% discount interest rate, 3 year term, 42% volatility and a dividend rate of zero.  This beneficial conversion feature resulted in additional interest expense on the consolidated statement of operations of $81,250 for the six months ended June 30, 2004.

Bridge line of credit from shareholder

The Company also obtained a $980,000 bridge line of credit from Carroll Shelby on July 1, 2003. This note matured on January 1, 2004 and bears interest at 18% annually on funds advanced under the line. The Company repaid this line in first quarter of 2004.

Under the terms of this line of credit, in the event of non-payment upon maturity, the Company will issue 300,000 options to purchase common stock at $1.50 per share to the note holder. The options will vest ratably over a three-year period beginning January 1, 2004. The Company did not pay this note on the maturity date and issued 100,000 options to the shareholder on January 1, 2004.  In addition the Company will issue 100,000 options in 2005 and 2006.  The Company valued the 300,000 options at $744,000 by using the “Black Sholes” method with the following assumptions: Term 5 years; Volatility 40%; quarterly dividend rate of zero; and a discount rate of 2.23%.  During the first quarter of 2004 the Company recorded $744,000 to interest expense associated with these options.  As of June 30, 2004, 100,000 options were vested under this agreement.

As of June 30, 2004 accrued interest expense related to the related party debt outstanding to the majority shareholder and an affiliate is $165,000. For the three months and six months ended June 30, 2004 total interest expense associated with a majority shareholder is $79,500, and $207,900, respectively.  For the three and six months ended June 30, 2003 there was no interest expense due to the majority shareholder.

The Company’s principal shareholder was responsible for the creation of the trademarks, trade names and trade dress now licensed through CSL and is subject to its licensing agreements.  CSL entered into a non-exclusive licensing agreement for use of the trademarks with Autos, its sister company, in June 2003.  This agreement provides for a royalty of 5% on all Cobra automobiles, vehicle programs and parts and accessories.  Autos will pay CSL a 10% royalty rate on all other merchandise sold.  Through CSL these royalties are to be paid to a trust owned by Carroll Shelby.  The royalty paid to CSL does not include automobiles that started production with SAI and were continued by Autos.  Total royalties expensed under this agreement for the three and six months ended June 30, 2004 are $97,192.  There were no royalties expensed under this agreement for three and six months ended June 30, 2003.  Total royalties accrued under this agreement as of June 30, 2004 are $97,192.

The Company is responsible for paying royalties to a trust controlled but Carroll Shelby from income generated from CSL.  Total royalties expensed for the three and six months ended June 30, 2004 are $11,817 and $53,016, respectively.  The total amount of royalties accrued as of June 30, 2004 are $1,420.

Mr. Shelby advances funds for operating capital as needed. These advances are non-interest bearing and do not have a due date. Repayments are made as working capital is deemed adequate. The outstanding balances of such advances as of June 30, 2004 and 2003 are $136,434.

One of the Company’s three directors is an attorney whose firm performs legal services for the Company and sublets office space. For the three and six months ended June 30, 2004, legal fees paid to this firm amounted to $44,930 and $64,933, respectively.  On July 22, 2004 this director resigned from the Company’s Board of Directors.  No fees were paid to this firm for the three and six months ended June 30, 2003.

In the first quarter of 2004, the Company accrued a $25,000 commission to its majority shareholder and affiliate in connection with the convertible note payable.

See Note 8 “Commitments and Contingencies—Licensing Agreement”.

8.              Commitments and Contingencies

Commitments:

Leases

The Company leases certain office and manufacturing space under the noncancellable operating leases having remaining terms in excess of one year, primarily for headquarters in Los Angeles and its manufacturing facility in Las Vegas. In addition, the Company subleases a portion of this space to unrelated third parties.   In addition, the Company leases certain office equipment under capital leases.  As of June 30, 2004 total capital lease balances are $15,372.

Rental expenses under operating leases for the three and six months ended June 30, 2004 were $208,130 and $415,941, respectively.  Rental expenses under operating leases for the three and six months ended June 30, 2003 were $9,701 and $18,907, respectively.

The Company subleases a portion of its headquarters to a law firm. Total rental income received for the three and six months ended June 30, 2004 and 2003 is $6,000 and $12,000 and $6,000 and $12,000, respectively.

Licensing Agreement

In 2003 the Company entered into a three year licensing agreement with an unaffiliated company to license certain of its intellectual properties associated with the manufacturing of the aluminum bodies and frames of the Shelby produced cars.    The Company prepaid $131,500 for frames related to its Cobra production from this unaffiliated company. The Company amortizes $5,000 of this prepaid towards each frame purchased. Minimum frames to be purchased in 2004 are 30. Under the terms of the agreement the Company is required to purchase an addition 20 frames in 2005.  For the three months and six months ended June 30, 2004 two frames have been delivered to the Company.  For the three and six months ended June 30, 2004 the Company paid an additional $102,000 and $290,000, respectively to this unaffiliated company to continue production of these frames.  Total prepaid asset related to this agreement and the production of aluminum bodies and frames as of June 30, 2004 is $348,500. As part of this purchase agreement the Company purchased 10% of the outstanding stock of this unaffiliated company for $50,000, which is included in other long term assets at June 30, 2004. This investment is recorded at cost under the cost method.

Finance Agreement

The company finances its insurance through a finance company. For the three and six months ended June 30, 2004 total principal paid on this policy is $39,357 and $104,534, respectively.  For the three and six months ended June 30, 2004 total interest paid on this policy is $353 and $1,876, respectively.  As of June 30, 2004 this agreement has been paid off.

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

Business segment information for the three and six months ended June 30, 2004 and 2003 consists of:

	For the three months ended		For the six months ended
	2004	2003	2004	2003

Revenue:
CSL and CSI	$97,055	$60,723	$171,612	$518,132
Autos and SA	1,075,208	—	1,806,191	—

Operating income (loss)
CSL	(27,516)	(127,403)	(116,415)	142,455
Autos and SA	(490,216)	(256,056)	(1,023,958)	(256,056)
CSI	(218,033)	(17,575)	(375,487)	(17,575)

Depreciation and Amortization:
CSL	11,572	35,754	37,759	71,508
Autos and SA	17,162	—	24,559	—
CSI	—	—	—	—

Assets:
CSL	238,023	188,321	238,024	188,321
Autos and SA	4,583,588	35,845	4,583,588	35,845
CSI	120,523	—	120,523	—

Capital expenditures:
CSL	—	—	—	16,547
Autos and SA	41,736	6,163	299,169	—
CSI	—	—	—	—

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement

The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report and the audited financial statements and Management Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Results of Operations

Revenues

The Company’s revenues increased for the three and six months ended June 30, 2004 versus the same time period for 2003 primarily from the sales of Cobra™ automobiles as Autos began generating revenue in the third quarter of 2003.  Revenues increased $1,111,540 or 1,831% from $60,723 for the three months ended June 30, 2003 to $1,172,263 for the three months ended June 30, 2004. Revenues increased $1,459,672 or 282% from $518,132 for the six months ended June 30, 2003 to $1,977,804 for the six months ended June 30, 2004. Our revenues from licensing increased $36,332 or 60% from $60,723 in the three months ended June 30, 2003 to $97,055 in the same time period in 2004.  In addition royalty revenue increased $11,177 or 7% from $160,436 for the six months ended June 30, 2003 to $171,613 for the six months ended June 30, 2004.  Products that are licensed typically have a 12 to 18 month cycle.  Royalties generated from these products are higher at the beginning of the cycle then at the end of the cycle.  In addition, videogames and other concepts are sold for a one time only fee.  The increase in licensing revenue for the three and six months ended June 30, 2004 versus the same time period in 2003 is attributable to timing in product life cycle for licensing.  For the three and six months ended June 30, 2004 versus the same time period in 2003 we added revenues of $1,075,208 and $1,806,191 from the sale of automobiles through Autos.  For the three and six months ended June 30, 2004 the Company’s subsidiary Autos sold 14 and 26 Cobra™ automobiles, respectively.  For the six months ended June 30, 2003 revenue included the sale of a vintage automobile for $357,696.

Cost of Goods Sold

For the three and six months ended June 30, 2003 the assumption of SAI’s Cobra vehicle production by Autos resulted in cost of goods sold of $227,975 with no corresponding production revenue.  The Company made this decision to protect the Shelby trade name and reputation by completing those vehicles started by Shelby American, Inc. (“SAI”), but unfinished due to a lack of working capital and cessation of business.

For 2004, cost of goods sold represents the costs of Cobra automobiles and performance and other related automotive products sold. Cost of goods sold for the three and six months ended June 30, 2004 is $926,002 and $1,534,379, respectively.  For the three and six months ended June 30, 2004 cost of goods sold as a percentage of total sales was 79% and 78% , respectively.  For the three and six months ended June 30, 2004 cost of goods sold as a percentage of automobile sales through Autos was 86% and 85%, respectively.  The Company is still in the process of sizing its operations for production and anticipates lower costs in the future.

Selling and Marketing Expense

In the third quarter of 2003 the Company’s entered into the production of Cobra™ automobiles which meant establishing a sales and administrative organization. With this new activity, there has been an increase in selling and marketing expenses of $121,026 or 109% from $110,763 for the three months ended June 30, 2003 to $231,789 for the three months ended June 30, 2004 and $255,255 or 136% from $187,036 for the six months ended June 30, 2003 to $442,291 for the six months ended June 30, 2004.  The increase in the three month and six month period is substantially related to the addition of the Cobra™ operations. The Company’s selling and marketing expenses included expenditures for transportation, depreciation, meals and entertainment, printing and reproduction, promotion and public relations, research, trademark support, travel and video duplication.  For the three and six months ended June 30, 2004 the Company incurred royalties to its primary shareholder’s trust of approximately $109,009 and $150,208, respectively.  This agreement was not in place for the three and six months ended June 30, 2003.  The Company will continue to promote its trademarks and trade names on a regular basis.

General and Administrative Expenses

For the three months ended June 30, 2004 general and administrative expense increased by $627,218 or 510% from $123,019 for the three months ended June 30, 2003, to $750,237 for the three months ended June 30, 2004.  For the six months ended June 30, 2004 general and administrative expense increased by $1,282,573 or 547% from $234,297 for the six months ended June 30, 2003, to $1,516,870 for the six months ended June 30, 2004.  The Company established the majority of its administrative organization related to Autos in the third quarter of 2003.  However, from the period of Autos inception (May 2003) though June 30, 2003, Autos incurred approximately $28,000 of general and administrative expenses primarily related to its incorporation.  Autos operations are located in separate facilities in Las Vegas, Nevada and there are additional expenses related to occupancy.  For the three and six months ended June 30, 2004, both CSL and Autos have increased its general and administrative activities and personnel to comply with its public reporting obligations. As noted above the periods are not comparable based on the significant change in operations.  Autos was responsible for approximately $423,719 in increased general and administrative expenses for the three months ended June 30, 2004 and $917,774 for the six months ended June 30, 2004 versus the same periods in 2003. The Company believes that Autos is adequate for the foreseeable future and its personnel complement is not expected to increase substantially. The expense category with significant changes between the three and six months ended June 30, 2003 and 2004 not directly related Autos were fees primarily related legal accounting and public relation fees for the Company sustaining its public reporting requirements.  In addition, the Company incurred costs related to investment banking fees for services rendered.

Other Income and (Expense)

Other income and (expense) increased $103,200 or 2,022% from income of $5,104 for the three months ended June 30, 2003 to expense of $98,096 for the three months ended June 30, 2004.  Other income and (expense) increased $953,987 or 9,235% from income of $10,330 for the six months ended June 30, 2003 to expense of $943,657 for the six months ended June 30, 2004.  The substantial increase in other income (expense) for the three and six months ended June 30, 2004 versus the same time periods in 2003 is attributable to the increase in interest expense associated with the notes payable issued to the Company’s majority shareholder at the time of its merger and the continued advances from the majority shareholder in connection with its expanded operations.  For the six months ended June 30, 2004 interest expense was offset by the net gain on the sale of the Company’s fixed assets primarily its tractor trailer of

$83,650.

For the three and six months ended June 30, 2004 and 2003 other income consisted of sublease rental income from a law firm.

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

The income tax expense for the six moths ended June 30, 2004 represents the minimum state taxes due.

The total net operating losses as of June 30, 2004 of approximately $4,400,000 can be carried forward through 2024.  These net operating losses maybe affected by future performance of the Company during its 2004 operations and maybe limited to its use in the future by stock issued through its private placement.

Liquidity and Capital Resources

Management believes its existing cash and cash equivalent of $112,445 and anticipated cash flows generated from operations will not be sufficient to fully execute its business plan.  The Company will be required to raise additional funding through the issuance of additional debt or equity.  In addition, the Company will have to successfully negotiate extended terms on the note due to its shareholder Carroll Shelby.  If the Company is unable to do so, it may be required to cease operations.

Currently, the Company is dependent upon its majority shareholder or sales of its common stock to provide liquidity from any shortfall in cash provided by operations. If this shareholder was unable to provide funding for the Company or it were unable to raise additional equity capital, a resulting lack of capital could have a substantial adverse material impact on the Company and its operations.

The Company has not achieved profitable operations through June 30, 2004. It is not presently able to determine when profitable operations will be obtained. For the six months ended June 30, 2004 its private placement financing generated in the fourth quarter of 2003 and through out 2004 and increases in customer deposits (approximately $1,094,000) have financed operations through June 30, 2004.  The Company has a cash balance of $112,445 at June 30, 2004. The Company also has substantial current liabilities due including $1.75 million due to its shareholder, $2.359 million of customer deposits to be “offset” when cars are completed and delivered and $340,665 of current maturities of its long term debt. The Company’s balance sheet and financial position are not comparable between years because of the addition of the Cobra™ production operations.

Cash flows used in operations of approximately $17,141 for the six months ended June 30, 2003 and used in operations of $1,367,642 for the six months ended June 30, 2004. While not directly comparable, the decrease in cash resources for the six month period ended June 30, 2004 and 2003 is substantially related to resources applied to the Cobra™ production operations and specifically to acquiring and producing the inventory to support these operations.

Net cash provided by investing activities for the six months ended June 30, 2003 was approximately $757 as compared to cash used in investing activities of $263,093 for the six months ended June 30, 2004. This increase was primarily a result of the purchase of property and equipment associated with the start up of the Cobra™ production activities and the purchase of a truck and trailer.

The Company’s financing activities for the six months ended June 30, 2003 provided cash resources of approximately $23,137 primarily related to shareholder advances offset by the payments on its tractor trailer note.  For the six months ended June 30, 2004, financing activities used funds of $312,818.  For the six months ended June 30, 2004 cash provided from financing activities consisted of funds received from the private placement offering of unregistered shares net of fees of approximately $1.3 million, issuance of a note payable to purchase a truck for approximately $172,000 offset by the repayment of shareholder notes of $1,730,000.

In August 2003, the Company retained an investment banker to provide, among other services, assistance with the Company’s financing efforts as it attempts to secure additional capital for product development, possible acquisitions and working capital and to assist the Company with general business strategy and advice regarding listing on a national exchange. As of June 30, 2004 the Company has finished its first capital raise through the sale of its common shares.  For the six months ended June 30, 2004 the Company raised capital through a private placement of unregistered common stock. The Company received approximately $1,300,000 of cash, net of fees, from the sale of approximately 680,000 shares of common stock at $2.25 per share.

The note due from the Company to Venture Mold and Engineering Corporation in connection with certain inventory relating to the Shelby Series 1 program is four months in arrears, but not in default under the agreement with Venture.  The Company and Venture are in agreement with respect to the status of the note and the Security Agreement related thereto

On October 31, 2003, the Company announced it has entered into a letter of intent to acquire automotive supercharger developer and manufacturer Allen Engine Development Inc. This acquisition will be a combination of cash and equity and if completed, would provide an extended reach for the Shelby brand into the growing automotive aftermarket and performance parts market. In addition, if the Allen Engine Development acquisition is completed, it will give us depth in engineering services, which include research and development, CAD support, prototyping as well as full CNC machining services. There can be no assurance that this acquisition will be completed.

The Company believes that inflation has not had a material impact on it operations.

Off Balance Sheet Arrangements

CSI enters into indemnification provisions under its agreements with other companies in its ordinary course of business. Under these provisions, CSI generally indemnifies the indemnified party for losses suffered or incurred by the indemnified party as a result of CSI’s activities. These indemnification provisions generally survive termination of the underlying agreement. CSI has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, CSI believes the estimated fair value of these agreements is minimal. Accordingly, CSI has no liabilities recorded for these agreements as of June 30, 2004.

Contractual Obligations, Contingent Liabilities and Commitments

CSI has contractual obligations and commitments primarily with regard to facilities leases, an inventory commitment and office equipment leases. The following table aggregates the Company’s expected contractual obligations and commitments subsequent to June 30, 2004.

	July – December Payments Due by Period
	2004	2005	2006	2007	2008 and Beyond	Total
Contractual Obligations
Corporate Office Lease	$96,989	$8,082	$—	$—	$—	$105,071
Manufacturing Facility Lease	67,812	139,004	143,176	147,476	100,264	597,732
Manufacturing Facility Lease(2)	215,721	445,247	—	—	—	660,968
Phone System	1,727	3,454	2,303	—	—	7,484
Phone System (2)	2,363	4,725	3,544	—	—	10,632
Aluminum Body Frames for Shelby Cars	693,000	720,000	—	—	—	1,413,000
Total	$1,077,612	$1,320,512	$149,023	$147,476	$100,264	$2,794,887

All accounts payable, accrued expenses and debt as presented on the consolidated financial statement are excluded from this table.

Critical Accounting Policies

Our accounting policies are described in Note 1 of the Consolidated Financial Statements. We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. In Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2003, we summarized the policies and estimates that we believe to be most critical in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows. There have been no material changes on such policies or estimates since we filed our Annual Report on Form 10-K for the year ended December 31, 2003.

Recent Accounting Pronouncements:

There have been no material changes to our disclosure of recent accounting pronouncements provided in Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 3.  CONTROLS AND PROCEDURES

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

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS (Neil to Update)

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

Case No.  03-11750-RWZ

U.S. District Court, District of Massachusetts

Carroll Shelby, Carroll Shelby Licensing, Inc. and Carroll Shelby International, Inc. (“Shelby Entities”) are named defendants in a lawsuit filed in federal court (Boston, Massachusetts) by a competitor who manufactures knock-offs of Shelby Cobra 427 S/C and Shelby Cobra Daytona Coupe vehicles, to wit: an Illinois based corporation by the name of Superformance, Inc., whose sole shareholder is a South African based company by the name of Hi-Tech, Inc. This particular litigation was commenced by Superformance after the Shelby Entities enforced their intellectual property rights granted by the U.S. Patent & Trademark Office to the exterior design of the Shelby Cobra Daytona Coupe. These rights were enforced by requesting U.S. Customs to impound a knock-off vehicle being imported into the United States by Superformance, which vehicle violated a trademark granted to Carroll Shelby re: the exterior design of the Daytona Coupe Cobra. The Superformance vehicle was in fact impounded in the State of New York by the U.S. Customs Office. Subsequently, the vehicle was released from impoundment. Superformance alleges that the impoundment was unlawful, and that it was damaged by the same. Shelby vehemently denies Superformance’s allegations, and considers this lawsuit to be utterly without merit. Now pending before the Boston Federal Court is a motion brought by the Shelby Entities to dismiss the case for lack of jurisdiction, or, in the alternative, transfer the case to the residence of the Shelby Entities, to wit: Los Angeles, California. In the opinion of this office, it is unlikely that the outcome of the pending litigation will be unfavorable to the Shelby Entities. It is difficult to estimate an amount or range of potential loss by Superformance for the simple reason that its lawsuit is based upon claims which have no merit on their face, and even if their claims had merit Superformance has no history of selling its knock-off Daytona Coupe Cobras in the United States. Accordingly, any claim for lost profits would be speculative.  Settlement discussions are ongoing which, if successful, will resolved and dismiss all lawsuits among and between the Shelby entities and Superformance.

ITEM 2. CHANGE IN SECURITIES

For the six months ended June 30, 2004 the Company raised capital through a private placement of unregistered common stock. The Company has received approximately $1,301,276 of cash, net of fees, from the sales of approximately 680,524 shares of common stock at $2.25 per share.  As of June 30, 2004 1,765,776 shares from this offering have been issued.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002-Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002-President, Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 President, Chief Financial Officer

Reports on 8-k

Current Report item 5 Form 8K 2004-07-02

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARROLL SHELBY INTERNATIONAL INC.
(Registrant)
Date: August 16, 2004	By:	/s/ CARROLL SHELBY
Chief Executive Officer and Director
Date: August 16, 2004	By:	/s/ JOHN LUFT
President, Chief Financial Officer and Director