Form 10QSB/A
period 2003-09-30
CARROLL SHELBY INTERNATIONAL INC
filed 2004-11-15
CIK 1171331

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

Yes  ☒   No  ☐

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CARROLL SHELBY INTERNATIONAL INC.

CARROLL SHELBY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$304,376	$22,929
Accounts receivable	92,000	132,143
Inventories	678,333	—
Note receivable, current portion	67,844	—
Prepaids	—	7,321
Other current assets	15,885	—
Total current assets	1,158,438	162,393
Property and equipment, net	176,338	219,994
Other assets	4,858	8,282
Total assets	$1,339,634	$390,669

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$453,666	$148,609
Customer deposit	457,015	—
Advances from shareholder	136,434	314,467
Convertible note payable to shareholder, net of unamortized beneficial conversion feature of $162,500	337,500	—
Notes payable to shareholder	2,980,000	—
Notes payable	—	83,167
Total current liabilities	4,364,615	546,243

COMMITMENTS (Note 6)
STOCKHOLDERS’ DEFICIT
Common stock-25,000,000 shares authorized, 12,982,666 issued and outstanding; $.001 par value as of September 30, 2003; 9,087,866 issued and outstanding; $.001 par value as of December 31, 2002	12,983	1,000
Additonal paid in capital	(1,842,503)	—
Accumulated deficit	(1,195,461)	(156,574)
Total stockholders’ deficit	(3,024,981)	(155,574)
Total liabilities and stockholders’ deficit	$1,339,634	$390,669

The accompanying notes are an integral part of these consolidated financial statements.

CARROLL SHELBY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2003 and 2002 (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Royalty income	$174,565	$195,733	$335,002	$398,488
Automobile and automobile products	849,906	—	849,906	—
Equipment rental (related party)	—	29,648	—	88,943
Vintage automobile sales, net	—	—	357,696	—
Total revenues	1,024,471	225,381	1,542,604	487,431
Cost of good sold	1,204,817	—	1,432,792	—
Gross profit (loss)	(180,346)	225,381	109,812	487,431
Expenses:
Selling and marketing	141,309	78,865	328,345	299,165
General and administrative	556,781	402,649	792,133	782,539
Total expenses	698,090	481,514	1,120,478	1,081,704
Loss from operations	(878,436)	(256,133)	(1,010,666)	(594,273)

Other income (expense):
Sublease rental income	6,000	6,000	18,000	16,000
Interest expense	(44,006)	(8,427)	(45,422)	(22,279)
Total other income (expense)	(38,006)	(2,427)	(27,422)	(6,279)
Net loss before provision for income taxes	(916,442)	(258,560)	(1,038,088)	(600,552)
Provision for income taxes	800	—	800	800
Net loss	$(917,242)	$(258,560)	$(1,038,888)	$(601,352)
Basic and diluted net loss per share	$(0.07)	$(0.03)	$(0.10)	$(0.07)
Weighted average number of common shares outstanding - Basic and dilutive	12,948,853	9,087,866	10,486,506	9,087,866

The accompanying notes are an integral part of these consolidated financial statements.

CARROLL SHELBY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2003 and 2002

	2003	2002

Cash Flow from operating activities:
Net loss	$(1,038,888)	$(601,352)
Adjustments to reconcile net loss to net cash used in net operating activities:
Depreciation and amortization	111,152	106,239
Net gain on sale of fixed asset	—	—
Non-cash interest expense	—	—
Decrease (increase) in receivables	40,144	(236,437)
Increase in inventories	(678,333)	—
Increase in prepaid expenses	(67,844)	—
(Increase) decrease in other assets	(12,461)	2,793
Increase (decreae) in payables and other accrued expenses	307,057	313,307
Increase in customer deposits	455,015	—
Net cash flows used in operating activities	(884,158)	(415,450)

Cash flows from investing activities:
Purchase of property and equipment	(84,802)	(3,000)
Sale of fixed asset, net	17,304	—
Net cash flows used in investing activities	(67,498)	(3,000)

Cash flows from financing activities:
Repayment of notes payable	(83,167)	—
Note Payable to shareholder and affiliates	1,480,000	—
Net (payment) advances from shareholder	(170,704)	378,028
Redeemption of warrants	6,974	—
Repayment of note payable	—	(112,607)
Net cash flows provided by financing activities	1,233,103	265,421
Net increase (decrease) in cash and cash equivalents	281,447	(153,029)
Cash and cash equivalents, at beginning of period	22,929	179,836
Cash and cash equivalents, at end of period	$304,376	$26,807

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

In addition, the Company manufactures component cars (sometimes referred to as “kit” cars as they generally do not have engines or transmissions installed at time of delivery to the customer) under the brand name “Shelby Cobra” at its wholly owned subsidiary Shelby Automobiles, Inc. (“Autos”) (a Nevada corporation formed in May, 2003) in Las Vegas, Nevada. It has begun manufacturing a new series of the Cobra™ automobile to replicate the original Cobra™ last produced in 1967 and of which only approximately 1,000 units were ever produced. The company’s Cobra™ will be substantially built to its original specifications for enthusiasts desiring a genuine replica of the first and only American produced sports car to claim the aforementioned championship. A significant enthusiast market exists in the United States for this historic automobile.

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

As noted above Shelby Automobiles Inc. (“Autos”) was incorporated as a Nevada corporation in 2003 for the purpose of manufacturing high performance Shelby vehicles under the guidance of Carroll Shelby and is involved in prototype manufacturing, design and engineering projects. Auto’s plans to expand through a dealer network and direct sales under a license agreement with CSL.

In the second quarter of 2003 Autos began the production of Cobra automobiles due to the financial failure of a licensee Shelby American Inc. (“SAI”) who was engaged in manufacturing these component cars. SAI lost its license to produce Shelby licensed automobiles due to its failure to make its required royalty payments to CSL. Autos finished the production of the ordered Shelby Cobras in order to protect the Company’s brand name and maintain its customer loyalty. The Company believes these properties are the foundation of its future development. Through the third quarter of 2003, Autos assumed approximately $519,000 of costs to continue the production of outstanding SAI automobile orders.

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

Accounts Receivable

A valuation allowance is provided on the Company’s accounts receivable in management’s judgment that will not be collected. All accounts receivable are reviewed on a case by case basis for collectibility. There is no valuation allowance on the accounts receivable as of September 30, 2003.

Inventories

Inventories as of September 30, 2003 are held by Autos for the production of Cobra automobiles. Raw materials inventory represent automotive component parts and materials. Raw materials are stated at standard costs which are evaluated periodically. Work in process inventory represents unfinished Cobra automobiles. Work in process inventory is accumulated at standard costs based on estimated stage of completion for each Cobra automobile. Variances from standard costs are charged to cost of goods sold as incurred. As of September 30, 2003 inventories consisted of the following:

Raw Materials	$—
Work in process	678,333
Finished automobiles	—
$678,333

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

For the nine months ended September 30, 2003, the tax provision on the Company’s statement of operations represents the minimum state taxes due.

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

Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, inventories and accounts payable and accrued expenses approximate fair value due to the short-term nature of those instruments.

Statement of Cash Flow

In connection with the acquisition of CSL and Autos the following non cash transaction was recorded for the nine months ended September 30, 2003:

Issuance of 3,768,000 share of common stock
Issuance of Note Payable for common stock	$2,000,000

During the nine months ended September 30, 2003, the Company recorded a beneficial conversion feature of $162,500 against the principal balance of a convertible note payable to a shareholder and shareholder affiliate.

For the three months ended September 30, 2003 and 2002 no income taxes were paid. For the nine months ended September 30, 2003 and 2002 income taxes paid was $800. Interest paid for the three and nine months ended September 30, 2003 was $800. Interest paid for the three and nine months ended September 30, 2002 was $8,720 and $14,086, respectively.

Reclassification

Certain prior year items have been reclassified to conform to the current year’s presentation

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2003 and December 31, 2002 consisted of the following:

	2003	2002
Truck with trailer	$478,079	$478,079
Airplane	310,382	300,000
Automobiles	212,031	306,587
Furniture and equipment	44,170	37,553
Machinery, tooling and equipment	17,075	—
Leasehold improvements	56,702	11,557
	1,118,439	1,133,776
Less accumulated depreciation	(942,101)	(913,782)
	$176,338	$219,994

Depreciation expense for the three and nine months ended September 30, 2003 is $39,644 and $111,152, respectively. Depreciation expense for the three and nine months ended September 30, 2002 is $35,254 and $106,239, respectively.

NOTE 4—NOTES PAYABLE TO SHAREHOLDER

The following notes are outstanding as of September 30, 2003:

A notes payable for $2,000,000 payable to the Shelby Companies security holders due on December 31, 2003 and is non interest bearing.

On July 1, 2003, the Company obtained a $980,000 bridge note payable from its majority shareholder. This note matures on January 1, 2004 and bears interest at 1.5% per month from the date the funds are advanced. If the note is not paid by the maturity date the Company will issue 300,000 options to purchase common stock at $1.50 per share to the noteholder. The options will vest over a three year period.

A note payable to shareholder affiliate consists of a $500,000 note payable, issued on September 30, 2003 to Carroll Shelby and Bill Murphy,

due March 31, 2004 and bearing interest at 18% annually.

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

At the time of issuance of this note the Company’s common stock market value was $4.50 per share, and accordingly this note had a deemed “beneficial conversion feature” of $.50 per share associated with its issuance. In addition, the Company included in the “beneficial conversion feature” the value of the underlying warrants associated with the conversion. The warrants are valued at $120,000. The warrant’s value was calculated using the “Black Scholes Model” with assumptions of a 2.23% discount interest rate, 3 year term, 42% volatility and a dividend rate of zero. The result of this beneficial conversion feature as of September 30, 2003 is to record $162,500 of additional paid in capital while netting the unamortized beneficial conversion feature against the outstanding principal balance.  The beneficial conversion feature will be amortized to interest expense over the maturity of the loan.

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

The Company’s principal shareholder advances funds for operating capital from time to time. These advances are non-interest bearing and do not have a due date. Repayments are made when working capital is adequate. The outstanding balances of such advances as of September 30, 2003 and December 31, 2002 were $136,434 and $314,467, respectively.

In connection with the issuance of the $980,000 shareholder note payable described in Note 4, a shareholder received a $50,000 financing fee during the quarter ended September 30, 2003.

See Note 4. Notes Payable to Shareholder.

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

NOTE 8—SEGMENT REPORTING

Our business consists of three reportable segments: Royalty income generated from licensing (“CSL”), revenue generated from the production of automobiles and sale of automobile performance parts (“Autos” and “SA”) and corporate headquarters (“CSI”). These business segments are distinct and separate. There are no allocations of costs amongst these segments or intercompany revenues.   For the three and nine months ended September 30, 2002 the Company operated under one segment CSL.

Business segment information for the three and nine months ended September 30, 2003 and 2002 consists of:

	For the three months ended		For the nine months ended
	2003	2002	2003	2002

Revenue:
CSL and CSI	$174,565	$225,381	$692,698	$487,431
Autos and SA	849,906	—	849,906	—

Operating income (loss)
CSL	29,672	(256,133)	171,872	(594,273)
Autos and SA	(811,111)	—	(1,067,166)	—
CSI	(96,997)	—	(115,372)	—

Depreciation and Amortization:
CSL	23,556	35,254	95,064	106,239
Autos and SA	16,088	—	16,088	—
CSI	—	—	—	—

Assets:
CSL	187,823	535,386	187,823	535,386
Autos and SA	(242,791)	—	(242,791)	—
CSI	1,394,602	—	1,394,602	—

Capital expenditures:
CSL	—	3,000	10,384	3,000
Autos and SA	62,220	—	74,418	—
CSI	—	—	—	—

NOTE 9—RESTATEMENT OF THE SEPTEMBER 30, 2003 FINANCIAL STATEMENTS

The financial statements for the three and nine months ended September 30, 2003 have been restated from the originally filed financial statements as follows:

•                  To reflect the proper accounting for the $2,000,000 note payable to the Shelby Companies (See Note 1 and 2).  On the original filing the Company recorded the offset of the Note Payable as an intangible asset “Trademarks”.  Upon further review of this accounting the Company has determined that offset of this Note Payable should be shown as a distribution of equity.

•                  The Company included the activity of its Auto’s subsidiary from its inception (May 2003) through June 30, 2003.  This activity resulted in addition general and administrative expenses of $28,081 and cost of goods sold of $227,975.

•                  To reflect the proper accounting for its Note Receivable to affiliate $519,283.  After further review the Company determined that this amount was part of the production cost of automobiles in the manufacturing process and absorbed these costs to cost of goods sold (See Note1).

•                  To reflect the proper accounting for the beneficial conversion feature associated with the $500,000 Note Payable to a shareholder affiliate.

•                  To reflect an adjustment of $144,956 to decrease cash resulting from the financial failure of SAI and the assumption of operations by Autos.

•                  To reflect an adjustment of $76,975 to increase work in process inventory to reflect the proper accounting for work in process  that was misstated because of the financial failure of SAI and the assumption of operations by Autos.

•                  To reflect an adjustment of $64,703 for labor hours capitalized  in conjunction with a facility move originally capitalized to leasehold improvements.

•                  The Company restated the number of shares outstanding to properly reflect the reverse merger.

•                  The Company has updated its Business Description, History and Organization (See Note 1) and Summary of Significant Accounting Policies (See Note 2) of the Company footnote to accurately reflect the description of the Company and its accounting policies.  In addition the Company has updated its footnotes to reflect segment reporting (see Note 8).

Item 2 Management’s Discussion and Analysis or Plan of Operation.

Cautionary Statement

You should read the following discussion and analysis in conjunction with the Financial Statements and related Notes thereto contained elsewhere in this Form 10-QSB (“Report”). The information in this Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC.

The section entitled “Risk Factors” set forth in this Report in our other SEC filings; discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment.

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

In the second quarter of 2003 Autos began the production of Cobra automobiles due to the financial failure of a licensee Shelby American Inc. (“SAI”) who was engaged in manufacturing these component cars. SAI lost its license to produce Shelby licensed automobiles due to its failure to make its required royalty payments to CSL. Autos finished the production of the ordered Shelby Cobras in order to protect the Company’s brand name and maintain its customer loyalty. The Company believes these properties are the foundation of its future development. Through the third quarter of 2003, Autos assumed approximately $519,000 of costs to continue the production of outstanding SAI automobile orders.

Plan of Operations

The Company’s strategy is to aggressively pursue new licensing channels for its historic and prominent intellectual properties and hallmark brands such as Shelby Cobra, 427 S/C, FIA 289, Cobra

Daytona Coupe, GT 350 and GT 500. This process will be achieved through acquisitions and strategic alliances.

In the third quarter of 2003 the Company, through Autos has begun the production of Cobra automobiles. The Company plans to expand its dealer network and direct sales under a license agreement with CSL.

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

Shelby Automobiles Inc.

Shelby Automobiles Inc. (“Autos”) was incorporated as a Nevada corporation in 2003 for the purpose of manufacturing high performance Shelby vehicles under the guidance of Carroll Shelby and is involved in prototype manufacturing, design and engineering projects. Autos plans to expand through a dealer network and direct sales under a license agreement with CSL. In the second quarter of 2003 Autos began operations.

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

Equipment rental income is made up of a tractor-trailer display that is used to promote various Shelby licensed automobiles. In 2002 this equipment was being leased by a related entity for $88,943 for the nine months ended September 30, 2002 and $29,648 for the three months ended September 30, 2002. In 2003, the related entity was unable to pay its monthly lease payments and as a result no revenue was recorded for the nine and three months ended September 30, 2003. The Company does not anticipate any significant revenue for the last quarter of 2003 for the rental of this equipment.

Cost of Goods Sold

The Company did not previously have a cost of goods sold caption in its statement of operations for the 2002 year. Cost of goods sold for the three and nine months ended September 30, 2003 was 118% and 93% of total revenue. For 2003, cost of goods sold represents the costs of Cobra automobiles and performance and other related automotive products sold. Cost of goods sold includes unabsorbed overhead expenses associated with the start up of the Cobra car production operation.  Total cost of sales for the three and nine months ended September 30, 2003 is $1,204,817 and $1,432,792, respectively.  For the three and nine months ended September 30, 2002 there were no automobile or performance product sales.

Selling and Marketing Expense

Selling and marketing expense increased by $29,180 or 10% from $299,165 for the nine months ended September 30, 2002, to $328,345 for the nine months ended September 30, 2003, and selling and marketing expenses increased by $62,444 or 79% from $78,865 for the three months ended September 30, 2002, to $141,309 for the three months ended September 30, 2003.

Selling expenses during the nine and three month periods ended September 30, 2003 included CSL expenditures for transportation, depreciation, meals and entertainment, printing and reproduction, promotion and public relations, research, trademark support, travel and video duplication. Selling expenses for Autos during the three and nine month periods ended September 30, 2003 included expenditures for advertising, promotions and travel.

The overall increase in selling and marketing expense for the three and nine months ended September 30, 2003 versus the same time period in 2002 is attributable to advertising, promotional and travel expenditures of $72,398 associated with the beginning of operations at Autos in the third quarter of 2003. The increase in overall selling and marketing expenses attributed to Autos was offset by a decrease in these expenditures at CSL. For the three and nine month period ended September 30, 2002, CSL was promoting the 40 th anniversary of the Shelby Cobra. In 2003 CSL did not having any extraordinary marketing campaigns as it did in 2002. In addition, CSL’s selling and marketing expense decreased in the third quarter of fiscal 2003 versus the same period in fiscal 2002 because CSL was not required to make a payment for trademark political support in the third quarter of 2003 as it did in the third quarter of 2002.

General and Administrative Expenses

General and administrative expense increased by $9,594 or 1% from $782,539 for the nine months ended September 30, 2002, to $792,133 for the nine months ended September 30, 2003, and general and administrative expenses increased by $154,132 or 38% from $402,649 for the three months ended September 30, 2002, to $556,781 for the three months ended September 30, 2003.

General and administrative expenses during the three and nine months ended September 30, 2003 and 2002 include expenditures from CSL and Autos for professional services, depreciation, utilities, payroll, bank services charges, office expenditures and property taxes.

For the three and nine months ended September 30, 2003 general and administrative expenses included $411,882 associated with the beginning of operations at Autos in the third quarter of 2003. The increase in general and administrative expenses attributable to Autos was offset by significant reductions in legal expenditures at CSL during the same time period. The net result was still an overall increase in general and administrative expenses. Protection of the Company’s trade name and trademarks is paramount to the Company’s existence. During fiscal 2002, the Company was incurring legal fees associated with its Superformance lawsuit. No significant expenditures for this lawsuit were incurred in 2003. Through September 30, 2003, the Company has not incurred any significant fees for legal proceedings associated with CSL. The increase in general and administrative expenses for the three months ended September 30, 2003 versus the same time periods in 2002 is primarily due to the Autos operations and as noted above offset by reduced legal fees in CSL.

Other Income and (Expense)

Other income (expense) increased by $21,143 or 337% from expenses of $6,279 for the nine months ended September 30, 2002, to expenses of $27,422 for the nine months ended September 30, 2003, and other expense increased by $35,579 or 1,466% from expense of $2,427 for the three months ended September 30, 2002, to expenses of $38,006 for the three months ended September 30, 2003.

The increase in other income (expense) for the three and nine months ended September 30, 2003 versus the same time period for 2002 is primarily attributable to the increase accrued interest expense associated with the Notes Payable from Shareholder.

Provision for Income Taxes

The provision for income taxes as of September 30, 2002 and 2003 reflects the minimum state tax due.

Liquidity and Capital Resources

During the nine months ended September 30, 2003, cash used in operating activities was $884,158. The net cash used in operations is primarily attributable to the Company’s loss before depreciation and amortization. Specifically, the loss incurred by the Company through the start up of its Auto’s operations in third quarter of 2003.

During the nine months ended September 30, 2003, net cash used in investing activities of $67,498 was primarily a result of the purchase of property and equipment associated with the start up of Autos.

For the nine months ended September 30, 2003, net cash provided by financing activities of $1,233,103 which consisted primarily of funds from shareholders notes of $1,480,000. The proceeds of which were used to fund the start up of operations at Autos. Decreases in financing activities were attributable to the payment of an installment note for CSL’s transportation equipment and payment of certain short term shareholder advances.

In August 2003, the Company retained an investment banker to provide, among other services, assistance with Company’s financing efforts as it attempts to secure additional capital for product development, possible acquisitions and working capital an assist the Company with general business strategy and advice regarding listing on a national exchange.

Currently, the Company is dependent upon its majority shareholder to provide liquidity from any shortfall in cash provided by operations. If this shareholder does not continue to provide funding for the Company this will have an adverse material impact on the statement of financial position for the Company and its operations.

The Company believes that inflation has not had a material impact on it operations.

Off Balance Sheet Arrangements

CSI enters into indemnification provisions under its agreements with other companies in its ordinary course of business. Under these provisions, CSI generally indemnifies the indemnified party for losses suffered or incurred by the indemnified party as a result of CSI’s activities. These indemnification provisions generally survive termination of the underlying agreement. CSI has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, CSI believes the estimated fair value of these agreements is minimal. Accordingly, CSI has no liabilities recorded for these agreements as of September 30, 2003.

Critical Accounting Policies

Our accounting policies are described in Note 1 of the Consolidated Financial Statements. We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. In our financial statement footnotes as of September 30, 2003 we summarize the policies and estimates that we believe to be most critical in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows.

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

Reports of Form 8-K

On August 15, 2003, the Registrant filed a report of Form 8K disclosing a change in the Company’s auditors from Beckstead and Watts, LLP, Certified Public Accountants to Spicer, Jeffries & Co., Certified Public Accountants.

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

CARROLL SHELBY INTERNATIONAL INC. (Registrant)
Date: November 15, 2004	By:	/s/ JOHN LUFT
President and Director

Date: November 15, 2004	By:	/s/ CARROLL SHELBY
Director