Form 10QSB
period 2004-09-30
CARROLL SHELBY INTERNATIONAL INC
filed 2004-11-15
CIK 1171331

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒  Quarterly report under Section 13 or 15 9(d) of the Securities Exchange Act of 1934A

For the quarterly period ended September 30, 2004

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

Yes  ☐ No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 14,766,635 shares of common stock, $0.001 per value per share, as of October 25, 2004. Transition Small Business Disclosure Format (check one): Yes  ☒ No ☐

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CARROLL SHELBY INTERNATIONAL INC.

CARROLL SHELBY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$181,381	$2,055,997
Accounts receivable	70,003	142,459
Inventories	2,595,390	2,357,439
Note receivable, current portion	24,888	—
Prepaids	676,332	285,456
Other current assets	16,266	17,468
Total current assets	3,564,260	4,858,819

Property and equipment, net	341,776	234,568
Inventory	653,765	—
Note receivable, long term portion	103,304	—
Other assets	51,000	33,136
Total assets	$4,714,105	$5,126,523

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable, as of September 30, 2004 and December 31, 2003 $26,419 and $82,410, respectively is due to related parties	$557,937	$557,886
Accrued expenses, as of September 30, 2004 $182,562 is due to related parties	937,305	245,277
Deferred interest to shareholder	55,040	—
Insurance payable	283,934	104,534
Taxes payable	800	800
Deferred Revenue	62,000	—
Customer deposits	2,536,635	1,265,145
Current portion of long term debt	534,404	312,015
Current portion of capital leases	5,567	2,464
Advances from shareholder	136,434	136,434
Current portion, notes payable to shareholder	1,000,000	2,980,000
Convertible note payable to shareholder affiliate, net of unamortized beneficial conversion feature of $81,250 as of December 31, 2003	—	418,750
Total current liabilities	6,110,056	6,023,305

LONG TERM LIABILITIES
Notes payable to shareholder, net of current portion	5,500,000	—
Convertible note payable to shareholder affiliate	250,000	—
Deferred interest to shareholder	97,919	—
Long term debt	657,956	786,645
Capital lease liability	8,309	5,292
	6,514,184	791,937
TOTAL LIABILITIES	12,624,240	6,815,242

COMMITMENTS (Note 8)
STOCKHOLDERS’ DEFICIT
Common stock-50,000,000 shares authorized, 14,065,331 issued and outstanding; $.001 par value as of December 31, 2003; 14,745,797 issued and outstanding as of September 30, 2004	14,066	14,066
Additonal paid in capital	(2,725,610)	228,433
Accumulated deficit	(5,198,591)	(1,931,218)
Total stockholders’ deficit	(7,910,135)	(1,688,719)

Total liabilities and stockholders’ deficit	$4,714,105	$5,126,523

The accompanying notes are an integral part of these consolidated financial statements.

CARROLL SHELBY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2004 and 2003 (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Royalty income	$95,928	$174,565	$267,541	$335,002
Automobile and automobile products	1,578,426	849,906	3,384,617	849,906
Vintage automobile sales, net	—	—	—	357,696
Total revenues, net	1,674,354	1,024,471	3,652,158	1,542,604

Cost of good sold	1,723,109	1,204,817	3,257,488	1,432,792

Gross profit (loss)	(48,755)	(180,346)	394,670	109,812

Expenses:
Selling and marketing	(10,405)	141,309	431,884	328,345
General and administrative	693,587	556,781	2,210,131	792,133
Total expenses	683,182	698,090	2,642,015	1,120,478

Loss from operations	(731,937)	(878,436)	(2,247,345)	(1,010,666)

Other income (expense):
Sublease rental income	6,000	6,000	18,000	18,000
Gain on sale of asset	—	—	83,650	—
Interest (expense), net	(80,771)	(44,006)	(1,120,078)	(45,422)
Total other income (expense)	(74,771)	(38,006)	(1,018,428)	(27,422)

Net loss before provision for income taxes	(806,708)	(916,442)	(3,265,773)	(1,038,088)

Provision for income taxes	—	800	1,600	800

Net loss	$(806,708)	$(917,242)	$(3,267,373)	$(1,038,888)

Basic and diluted net loss per share	$(0.05)	$(0.07)	$(0.22)	$(0.10)

Weighted average number of common shares outstanding - Basic and dilutive	14,745,855	12,948,853	14,618,888	10,486,506

The accompanying notes are an integral part of these consolidated financial statements.

CARROLL SHELBY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2004 and 2003

	2004	2003

Cash Flow from operating activities:
Net loss	$(3,267,373)	$(1,038,888)
Adjustments to reconcile net loss to net cash used in net operating activities:
Depreciation and amortization	87,914	111,152
Net gain on sale of fixed asset	(83,650)	—
Non-cash interest expense	825,250	—
Decrease in receivables	72,456	40,144
Increase in inventory	(891,718)	(678,333)
Increase in prepaid expenses	(390,876)	(67,844)
(Increase) decrease in other assets	8,342	(12,461)
Increase in payables and other accrued expenses	1,024,437	307,057
Increase in customer deposits	1,333,490	455,015

Net cash flows used in operating activities	(1,281,728)	(884,158)

Cash flows from investing activities:
Purchase of property and equipment	(302,837)	(84,802)
Proceeds from the sale of fixed assets	36,201	—
Sale of prototype, net	25,000	—
Sale of fixed asset, net	—	17,304
Investment in other assets	(25,000)	—
Net cash flows used in investing activities	(266,636)	(67,498)

Cash flows from financing activities:
Repayment of notes payable	—	(83,167)
Note Payable to shareholder and affiliates	—	1,480,000
Repayment of advances from shareholders	—	(170,704)
Redeemption of warrants	—	6,974
Repayment of notes payable to shareholder	(1,480,000)	—
Notes payable to shareholder affiliate	(250,000)	—
Additions to long term debt	172,801	—
Additions to short term debt	44,000
Repayment of short term debt	(3,667)	—
Repayment of long term debt	(119,433)	—
Repayments of capital lease liability	(3,719)	—
Repayment of notes receivable	11,808	—
Funds received from private placement, net of fees	1,301,957	—
Net cash flows provided by (used in) financing activities	(326,253)	1,233,103
Net increase (decrease) in cash and cash equivalents	(1,874,617)	281,447
Cash and cash equivalents, at beginning of period	2,055,998	22,929
Cash and cash equivalents, at end of period	$181,381	$304,376

The accompanying notes are an integral part of these consolidated financial statements.

Carroll Shelby International, Inc.

Notes to Consolidated Financial Statements

September 30, 2004

(Unaudited)

1.             Business Description and Recent Events

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

On December 30, 2003, the U.S. Bankruptcy Court approved the purchase of certain assets of Venture Molds and Engineering Corporation (“Venture”) by the Company. Venture is the parent Company of SAI. The Company purchased these assets for $1,200,000 through a promissory note secured by the assets sold. Payments are to be made in 40 monthly installments of $30,000. The Company imputed the interest on the note at 5.5% and recorded the principal of the note originally at $1,098,660 as of December 31, 2003 (See Note 5).  As of September 30, 2004 the note balance is $993,512.  The assets were sold free and clear of any other liens, claims, and encumbrances.

The acquired assets include leasehold improvements, equipment and furniture primarily used in the manufacture of Shelby Series I automobiles, several autos in various stages of completion and parts used in manufacturing.

Carroll Shelby, director and principal shareholder of CSI, is a 25% shareholder in SAI.

In December 2003, the Company formed a wholly owned subsidiary, Shelby Automotive South Africa (“SA”). The purpose of this subsidiary was to produce Cobra chassis. This subsidiary began operations in the first quarter of 2004 and subsequently closed its operations in the second quarter of 2004.  For the nine months ended September 30, 2004 the Company recorded a $17,606 loss from the abandonment and sale of the fixed assets.  In the third quarter of 2004 all inventories at the SA location were shipped to Autos.  SA operations were not material to the consolidated balance sheet and statement of operations for the three and nine months ended September 30, 2004.

Recent Events

On August 27, 2004, the Company reached an agreement with Carroll Shelby, the Company’s Chief Executive Officer, Director and controlling stockholder, to extend to June 30, 2007 the due date of the $1,500,000 secured promissory note, and to extend to August 27, 2007 that certain secured promissory note with a current principal balance equal to $250,000, both of which were due on August 31, 2004.  In addition, Shelby agreed to lower the interest rate on these promissory notes from 18% to 7% beginning January 1, 2004.  The differential between the original rate of 18% and the revised rate of 7% for the $1,500,000 note resulted in the recording of additional accrued interest of $125,000.  In accordance with Financial Accouting Standards (“FAS”) 15 the Company will amortize this interest prospectively on a straight line basis over the new term of this note through interest expense.  In addition, as a result of this retroactive rate change the Company paid $27,959 in additional interest to the shareholder affiliate on its $250,000 note.  Under FAS 15 the Company will also amortize this amount prospectively over the term of this note through interest expense.

On the same date, the Company’s subsidiary, Carroll Shelby Licensing, Inc. (CSL), amended the license agreement between it and the Carroll Hall Shelby Trust (“Trust”) to provide for, among other matters, a grant in perpetuity of exclusive rights to Shelby’s intellectual properties in connection with all automotive products and related merchandise in exchange for the issuance to Shelby of a $5,000,000 promissory note bearing interest at 5% per annum beginning September 1, 2005 with the initial payment of $1,000,000 due September 1, 2005, with subsequent quarterly payments of $250,000 thereafter with a final payment on October 1, 2009.  In addition, 5,000,000 stock warrants were issued at a strike price of $2.00 per share.  These warrants were valued at approximately $7,200,000 (See Note 6).  Further, the Company has agreed to increase the current royalty paid by CSL to the Carroll Hall Shelby Trust from 10% to 15%.  The Company recorded this transaction as a distribution of shareholder equity.

These agreements between the Company, CSL, the Trust and Shelby were approved by the disinterested member of the Company’s Board of Directors and were subject to a third-party opinion with respect to valuation of the Company and legal review.

Liquidity

The Company has generated losses since inception, has limited operations, and negative working capital.  It is likely that our independent registered public accounting firm will express substantial doubt about the Company’s ability to continue as a going concern in their opinion for the current year.

Management believes its existing cash and cash equivalent of $181,381 and anticipated cash flows generated from operations will not be sufficient to fully execute its business plan.  The Company will be required to raise additional funding through the issuance of additional debt or equity.  If the Company is unable to do so, it may be required to cease operations.

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

2.             Summary of Significant Accounting Policies

Basis of Presentation of Interim Financial Data:   The financial information as of and for the three and nine month period ended September 30, 2004 included in this report is unaudited.  Such information, however, reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.  The interim statements should be read in conjunction with the financial statements and the related notes included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Consolidation:   The consolidated financial statements include the accounts of CSI and all majority-owned domestic and foreign subsidiaries in which it has control. All significant intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents:   The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash and temporary investments with high quality institutions. At September 30, 2004, the Company had deposits in excess of FDIC insured limits of $6,789. If necessary, the Company will perform periodic evaluations of the relative credit standing of these financial institutions.

Accounts Receivable and Allowance for Doubtful Accounts:   A valuation allowance is provided on the Company’s accounts receivable in management’s judgment that will not be collected. All accounts receivable are reviewed on a case by case basis for collectibility. There is no valuation allowance on the accounts receivable as of September 30, 2004.

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

The components of current inventory as of September 30, 2004 (unaudited) and December 31, 2003 are as follows:

	September 30, 2004	December 31, 2003
Parts and materials	$1,233,395	$1,404,217
Work in process	1,361,995	953,222
	$2,595,390	$2,357,439

The Company has classified the Series 1 inventory purchased from Venture as a long term asset.  The Company believes there is market for this inventory amongst its current customer base and other car enthusiasts.  However, the Company believes that this product will not be sold within a twelve month period due to its unique nature.  The Company reviews its Series 1 inventory on a regular basis to determine that it is recorded at the lower of cost or market.   As of September 30, 2004 the Company believes the Series 1 inventory is recorded at the lower of cost or market.  As of September 30, 2004 the balance of this long term inventory, which consists primarily of parts and materials, is $653,765.

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

Policy and Warranty:   Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims. Management actively studies trends of warranty claims and takes action to improve vehicle quality and minimize warranty claims.  No warranty accrual has been recorded for the three and nine months ended September 30, 2004.

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

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, pursuant to which the Company accounts for deferred income taxes by applying enacted statutory rates in effect for periods in which the difference between the book value and the tax basis of assets and liabilities are scheduled to reverse. The resulting deferred tax asset or liability is adjusted to reflect changes in tax laws or rates. Because the Company has incurred losses from operations since inception all deferred tax assets have been fully reserved as of September 30, 2004.

The income tax expense for the nine months ended September 30, 2004 represents the minimum state taxes due.

The total tax net operating losses as of September 30, 2004 of approximately $2,700,000 can be carried forward through 2024.

Loss per Share:   Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share is the same. As of September 30, 2004, 100,000 options and 5,000,000 warrants were outstanding.

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

Statement of Cash Flows Supplementary Information:

Non Cash Transactions

During the three and nine months ended September 30, 2004, the Company issued a promissory note for $5,000,000 and 5,000,000 warrants valued at $7,200,000 to the majority shareholder.

During the three and nine months ended September 30, 2004 the Company recorded  “Deferred Interest to Shareholder” of $152,959.

During the nine months ended September 30, 2004, the Company issued 100,000 options valued at $248,000 in association with its bridge line of credit from shareholder.

During the nine months ended September 30, 2004, the Company entered into a $9,838 capital lease for office equipment.

During the nine months ended September 30, 2004, the company issued a $140,000 note receivable in connection with the sale of its truck and trailer.

Supplemental Information

For the nine months ended September 30, 2004, $1,600 in income taxes were paid.  For the nine month ended September 30, 2003 $800 in income taxes was paid.  Interest paid for the three and nine months ended September 30, 2004 was $28,173 and $159,333, respectively.  Interest paid for the three and nine months ended September 30, 2003 was $44,548.

3.             Note Receivable

In January 2004, the Company sold its truck and trailer to a third party for $165,000.  The Company received $25,000 cash and a $140,000 note receivable.  This note receivable accrues interest at 7% and is due in 61 monthly payments of $2,756.   This note is secured by the truck and trailer.  This transaction resulted in a gain on sale of fixed assets of $101,256 and is shown, net of losses on fixed assets, in other income (expense) for the nine months ended September 30, 2004.

4.             Property and Equipment

Property and equipment at September 30, 2004 (unaudited) and December 31, 2003 consisted of the following:

	September 30, 2004	December 31, 2003

Truck with trailer	$232,200	$478,079
Airplane	310,384	310,384
Automobiles	223,700	248,700
Furniture and equipment	63,769	50,328
Tooling and equipment	25,053	9,105
Leasehold improvements	79,081	59,301
	934,187	1,155,897
Less accumulated depreciation	(592,411)	(921,329)
	$341,776	$234,568

Depreciation expense for the three and nine months ended September 30, 2004 is $25,596 and $87,914, respectively.  Depreciation expense for the three and nine months ended September 30, 2003 is $39,644 and $111,152, respectively.

5.             Long Term Debt

Debt consists of the following at September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003
Note payable - Venture	$993,512	$1,098,660
Truck financing	158,515	—
Note payable – Speedway Commerce	40,333	—
	1,192,360	1,098,660
Less Current Portion	(534,404)	(312,015)
	$657,956	$786,645

Note Payable - Venture

On December 30, 2003, the U.S. Bankruptcy Court approved the purchase of certain assets of Venture Molds and Engineering Corporation (“Venture”). Venture is the parent Company of SAI. The Company purchased these assets for $1,200,000 through a promissory note secured by the assets sold. Payments are made in 40 monthly installments of $30,000. The Company imputed the interest on the note at 5.5% and recorded the principal of the note originally at $1,098,660 as of December 31, 2003.  As of September 30, 2004 the note balance is $993,512.  The note due from the Company to Venture Mold and Engineering Corporation in connection with certain inventory relating to the Shelby Series 1 program is 5 months in arrears, but not in default under the agreement with Venture.  The Company and Venture are in agreement with respect to the status of the note and the Security Agreement related thereto.  The assets were sold free and clear of any other liens, claims, and encumbrances.

The acquired assets include leasehold improvements, equipment and furniture primarily used in the manufacture of Shelby Series I automobiles, several autos in various stages of completion and parts used in manufacturing.

Carroll Shelby, director and principal shareholder of CSI, is a 25% shareholder in SAI.

Truck financing

In March 2004, the Company financed the purchase of truck and trailer with a note payable for $172,800.  This loan has an effective interest rate of 7.5% with monthly payments of $3,451 over 60 months.  This note is secured by the truck and trailer.  Total balance outstanding on this note as of September 30, 2004 is $158,515.

Note Payable – Speedway Commerce

In August 2004, the Company entered into a non interest bearing promissory note with its landlord, Speedway Commerce Center, for $44,000.  This note was the result of negotiations by the Company with its landlord to release the Company from occupying its originally anticipated facility.  The Company is required to make 12 monthly payments of $3,667.  Total loan outstanding as of September 30, 2004 is $40,333.

6.             Shareholders’ Deficit

Through September 30, 2004 the Company raised capital through a private placement of unregistered common stock. The Company has received approximately $1,300,000 of cash, net of fees, from the sale of approximately 680,000 shares of common stock at $2.25 per share in the first half of 2004.

As of September 30, 2004 a total of 100,000 options were outstanding with a strike price of $1.50.

In connection with the “Recent Event” transaction discussed in Note 1, 5,000,000 warrants were issued to the majority shareholder in connection with the extension of certain licensing rights.  The warrants are valued at $7,200,000.  The values of these warrants are determined by using the “Black – Scholes” method using the following assumptions: Strike Price of $2.00, Term of warrant 10 years, no dividend yield, volatility of 77.49% and a discount rate of 4.49%.

7.             Related Party Transactions

Note Payable to Shareholder

Note payable to shareholder originally consisted of a $2,000,000 non-interest bearing note payable to Carroll Shelby originally due on December 31, 2003. The note is secured by all the assets of CSI. As part of previous agreement this note was due by June 30, 2004 and was subsequently extended to August 31, 2004.   As part of the “Recent Event” transaction discussed in Note 1 the Company was able to extend the terms of this note through June 30, 2007 and lower the interest rate from 18% to 7% per annum beginning January 1, 2004.  The differential between the original rate of 18% and the revised rate of 7% for the $1,500,000 note resulted in the recording of additional accrued interest of $125,000 which has been recorded as deferred interest to shareholder.  In accordance with FAS 15 the Company will amortize this interest prospectively on a straight line basis over the new term of this note to interest expense.  Total outstanding due on this note as of September 30, 2004 was $1,500,000.

Note Payable to Shareholder affiliate

Note payable to shareholder affiliate originally consisted of a $500,000 note payable, issued on September 30, 2003 to Carroll Shelby and Bill Murphy, originally due June 30, 2004 and bearing interest at 18% annually.  The Company repaid $250,000 of this note in April 2004 and was given extended terms to pay the remainder of the note by June 30, 2004 and which was then subsequently extended to August 31, 2004.  As part of the “Recent Event” transaction discussed in Note 1 the Company was able to extend the terms of this note through August 27, 2004 and lower the interest rate from 18% to 7% per annum. As a result of this retroactive rate change the Company paid $27,959, which has been recorded as deferred interest to shareholder, in additional interest to the shareholder affiliate on its $250,000 note.  Under FAS 15 the Company will amortize this amount prospectively over the term of this note.  Total outstanding due on this note as of September 30, 2004 is $250,000.

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

At the time of issuance of this note the Company’s common stock market value was $4.50 per share, and accordingly this note had a deemed “beneficial conversion feature” of $.50 per share associated with its issuance which totals $42,500. In addition, the Company included in the “beneficial conversion feature” the value of the underlying warrants associated with the conversion. The warrants are valued at $120,000. The warrant’s value was calculated using the “Black Scholes Model” with assumptions of a 2.23% discount interest rate, 3 year term, 42% volatility and a dividend rate of zero.  This beneficial conversion feature resulted in additional interest expense on the consolidated statement of operations of $81,250 for the nine months ended September 30, 2004.

Bridge line of credit from shareholder

The Company also obtained a $980,000 bridge line of credit from Carroll Shelby on July 1, 2003. This note matured on January 1, 2004 and bears interest at 18% annually on funds advanced under the line. The Company repaid this line in first quarter of 2004.

Under the terms of this line of credit, in the event of non-payment upon maturity, the Company will issue 300,000 options to purchase common stock at $1.50 per share to the note holder. The options will vest ratably over a three-year period beginning January 1, 2004. The Company did not pay this note on the maturity date and issued 100,000 options to the shareholder on January 1, 2004.  In addition the Company will issue 100,000 options in 2005 and 2006.  The Company valued the 300,000 options at $744,000 by using the “Black Scholes” method with the following assumptions: Term 5 years; Volatility 40%; quarterly dividend rate of zero; and a discount rate of 2.23%.  During the first quarter of 2004 the Company recorded $744,000 to interest expense associated with these options.  As of September 30, 2004, 100,000 options were vested under this agreement.

Licensing Agreement with Shareholder

The Company’s principal shareholder was responsible for the creation of the trademarks, trade names and trade dress now licensed through CSL and is subject to its licensing agreements. Originally, CSL entered into a non-exclusive licensing agreement for use of the trademarks with Autos, its sister company, in September 2003.  The original agreement provided for a royalty of 5% on all Cobra automobiles, vehicle programs and parts and accessories and Autos would pay CSL a 10% royalty rate on all other merchandise sold.   These royalties are to be paid to the Trust through CSL.  As a result of the “Recent Event” transaction discussed in Note 1 CSL, amended the license agreement between it and the Trust to provide for, among other matters, a grant in perpetuity of exclusive rights to Shelby’s intellectual properties in connection with all automotive products and related merchandise in exchange for the issuance to Shelby of a promissory note bearing interest at 5% per annum beginning September 1, 2005 with the initial payment of $1,000,000 due September 1, 2005, with subsequent quarterly payments of $250,000 thereafter and with a final payment on October 1, 2009.  In addition, 5,000,000 stock warrants were issued at a strike price of $2.00 per share and valued at $7,200,000.  Further, the Company has agreed to increase the current royalty paid by CSL to the Carroll Hall Shelby Trust to 15%.  The Company recorded this transaction as a $12,200,000 distribution of shareholder equity.

The royalty paid to CSL does not include automobiles that started production with SAI and were continued by Autos.  Total royalties expensed under these agreements for the three and nine months ended September 30, 2004 are $6,289, and $83,053, respectively.  There were no royalties expensed under this agreement for three and nine months ended September 30, 2003.  Total royalties accrued under this agreement as of September 30, 2004 are $20,669.

Mr. Shelby advances funds for operating capital as needed. These advances are non-interest bearing and do not have a due date. Repayments are made as working capital is deemed adequate. The outstanding balances of such advances as of September 30, 2004 and 2003 are $136,434.

Interest due to shareholder

For the three and nine months ended September 30, 2004 and 2003 interest expense to the majority shareholder is as follows:

	For the three months ended		For the nine months ended
	2004	2003	2004	2003
Note Payable to Shareholder	$55,000	$—	$212,500	$—
Note Payable to Shareholder affiliate (includes beneficial conversion feature of $81,250)	11,250	—	127,000	—
Bridge line of credit from shareholder (includes warrants issued for $744,000 included as interest expense)	—	44,480	759,900	44,480
	$66,250	$44,480	$1,099,400	$44,480

Total accrued interest payable as of September 30, 2004 for these notes is $87,500

Related Party Debt Obligations

The following schedule represents the debt payout for the shareholder debt as of September 30, 2004:

For the years ended September 30:
2005	$1,000,000
2006	750,000
2007	2,750,000
2008	1,000,000
2009	1,000,000
Thereafter	250,000
6,750,000
Current Portion	(1,000,000)
$5,750,000

A director who resigned from the Company’s board on July 22, 2004 is an attorney whose firm performs legal services for the Company and sublets office space. For the three and nine months ended September 30, 2004, legal fees paid to this firm amounted to $23,549 and $88,482, respectively.   For the three and nine months ended September 30, 2003 total expenditures related to legal fees were $974 and $5,763, respectively.

In the first quarter of 2004, the Company accrued a $25,000 loan fee to its majority shareholder and affiliate in connection with the convertible note payable.  Total loan fees paid in connection with this note were $25,000.

See Note 8 “Commitments and Contingencies—Licensing Agreement”.

8.             Commitments and Contingencies

Commitments:

Leases

The Company leases certain office and manufacturing space under the noncancellable operating leases having remaining terms in excess of one year, primarily for headquarters in Los Angeles and its manufacturing facility in Las Vegas. In addition, the Company subleases a portion of this space to unrelated third parties.   In addition, the Company leases certain office equipment under capital leases.  As of September 30, 2004 total capital lease balances are $13,876.

Rental expenses under operating leases for the three and nine months ended September 30, 2004 were $132,937 and $507,146, respectively.  Rental expenses under operating leases for the three and nine months ended September 30, 2003 were $95,911 and $115,569, respectively.

The Company subleases a portion of its headquarters to a law firm. Total rental income received for the three and nine months ended September 30, 2004 and for the three and nine months ended September 30, 2003 is $6,000 and $18,000.

Licensing Agreement

In 2003 the Company entered into a three year licensing agreement with a company to license certain of its intellectual properties associated with the manufacturing of the aluminum bodies and frames of the Shelby produced cars.    The Company originally prepaid $131,500 for frames related to its Cobra production from this company. Minimum frames to be purchased in 2004 are 30. Under the terms of the agreement the Company is required to purchase an addition 20 frames in 2005.  For the three months and nine months ended September 30, 2004 two and four frames, respectively have been delivered to the Company.  For the three and nine months ended September 30, 2004 the Company paid an additional $59,500 and $349,500, respectively to this company to continue production of these frames.  Total prepaid asset related to this agreement and the production of aluminum bodies and frames as of September 30, 2004 is $335,000. As part of this purchase agreement the Company purchased 10% of the outstanding stock of this company for $50,000, which is included in other long term assets at September 30, 2004. This investment is recorded at cost under the cost method.

Finance Agreement

The company finances its insurance through a finance company. In the third quarter of 2004, the Company renewed its insurance policies for the 2004/2005 year.  For the nine months ended September 30, 2004, total principal paid on this policy was $104,534 for the 2003/2004 policy and $81,898 for the 2004/2005 policy.  For the nine months ended September 30, 2004 total interest paid on the 2003/2004 policy was $1,876 and $1,266 for the 2004/2005 policy.  This finance agreement has a balance of $283,934 as of September 30, 2004.

Manufacturing Agreement

In December 2003 the Company entered into a licensing agreement with an unaffiliated company to license certain of its intellectual properties associated with the manufacturing of the carbon fiber and fiberglass fully assembled vehicles, including paint and final detail (less engine and transmission only) for the Shelby Cobra CSX4000 Series 427 S/C.  The Company is required to purchase the following amount of vehicles over the next five years at a cost not to exceed $30,000 per vehicle:

Year	Automobiles Committed
2004	125
2005	160
2006	195
2007	120
2008	120

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

Business segment information for the three and nine months ended September 30, 2004 and 2003 consists of:

	For the three months ended		For the nine months ended
	2004	2003	2004	2003

Revenue:
CSL and CSI	$95,928	$174,565	$267,541	$692,698
Autos and SA	1,578,426	849,906	3,384,617	849,906

Operating income (loss)
CSL	(9,913)	29,672	(126,329)	171,872
Autos and SA	(738,414)	(811,111)	(1,762,557)	(1,067,166)
CSI	16,390	(96,997)	(358,459)	(115,372)

Depreciation and Amortization:
CSL	11,187	23,556	48,946	95,064
Autos and SA	14,313	16,088	36,182	16,088
CSI	—	—	—	—

Assets:

CSL	409,534	187,823	409,534	187,823
Autos and SA	1,875,798	(242,791)	1,875,798	(242,791)
CSI	2,428,773	1,394,601	2,428,773	1,394,601

Capital expenditures:
CSL	—	—	—	10,384
Autos and SA	3,845	62,220	312,852	74,418
CSI	—	—	—	—

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement,

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

Results of Operations

Revenues

Revenues increased $649,883 or 63% from $1,024,471 for the three months ended September 30, 2003 to $1,674,354 for the three months ended September 30, 2004. Revenues increased $2,109,554 from $1,542,604 for the nine months ended September 30, 2003 to $3,652,158 nine months ended September 30, 2004. Our revenues from royalty income decreased $78,637 or 45% from $174,565 in the three months ended September 30, 2003 to $95,928 in the same time period in 2004.  In addition royalty revenue decreased $67,461 or 20% from $335,002 for the nine months ended September 30, 2003 to $267,541 for the nine months ended September 30, 2004.  Products that are licensed typically have a 12 to 18 month cycle.  Royalties generated from these products are higher at the beginning of the cycle then at the end of the cycle.  In addition, videogames and other concepts are sold for a one time only fee.  The decrease in licensing revenue for the three and nine months ended September 30, 2004 versus the same time period in 2003 is attributable to timing in product life cycle for licensing.  For the three and nine months ended September 30, 2004 versus the same time period in 2003 we added revenues of  $728,520 and $2,534,711 from the sale of automobiles through Autos.  The increase in car revenue from the respective periods is primarily attributable to the start up of the Autos operation in 2003.  For the three and nine months ended September 30, 2004 the Autos sold 17 and 43 Cobra™ automobiles, respectively and $302,499 and $672,969, respectively  of accessories and automotive parts.  For the three and nine months ended September 30, 2003 Autos sold 9 automobiles and $68,000 of accessories.  As of September 30, 2004 Autos’ backlog of 121 cars includes cars in production and yet to enter production.  In addition, for the nine months ended September 30, 2003 revenue included the sale of a vintage automobile for $357,696.

Cost of Goods Sold

Cost of goods sold represents the costs of Cobra automobiles and performance and other related automotive products sold by Auto’s.

For the three and nine months ended September 30, 2003 cost of goods sold was 142% and 169% of Auto’s revenue.  For the three and nine months ended September 30, 2003 cost of goods sold was 118% and 93% of total revenue.  The assumption of SAI’s Cobra vehicle production by Autos resulted in negative gross profit margins for the three and nine months ended September 30, 2003.  The Company made this decision to protect the Shelby trade name and reputation by completing those vehicles started by Shelby American, Inc. (“SAI”), but unfinished due to a lack of working capital and cessation of business.

For the three and nine months ended September 30, 2004 cost of goods sold is $1,723,109 and $3,257,488, respectively.  For the three and nine months ended September 30, 2004 cost of goods sold as a percentage of total sales was 103% and 89%, respectively.  For the three and nine months ended September 30, 2004 cost of goods sold as a percentage of automobile sales through Autos was 109% and 96%, respectively.  The Company is still in the process of sizing its operations for production and anticipates lower costs in the future.  Contributing to Autos flat and negative gross profit margin was the closure of our South African operation.  For the three and nine months ended September 30, 2004 the South African operations contributed costs of $84,505 and $188,644, respectively.  A majority of these costs related to the fabrication of certain parts.  Upon closure of the South African operation these parts were shipped to Autos.  Upon review of these parts, Autos’ management deemed many of these parts as unusable.  In addition, upon the closure of the South African operation Autos contracted with a new vendor to produce the cars originally intended for the South African production.  The start up costs and increased cost per unit associated with this outside vendor also contributed to the negative margin since the selling price for the contracted automobiles for sale could not be adjusted.

Selling and Marketing Expense

Selling and marketing expenses decreased by $151,714 or 107% from $141,309 for the three months ended September 30, 2003 to $(10,405) for the three months ended September 30, 2004 and $103,539 or 32% from $328,345 for the nine months ended September 30, 2003 to $431,884 for the nine months ended September 30, 2004.  The increase in selling and marketing expenses for the nine months ended September 30, 2004 is primary related to royalties paid to the shareholder’s trust of $90,611.   For the three months ended September 30, 2004 versus the same period in 2003 the decrease in selling and marketing expense is attributable to overaccrued royalities from the second quarter of 2004 which were adjusted in the third quarter of 2004.  This royalty agreement was not in place for the three and nine months ended September 30, 2003. The Company’s selling and marketing expenses also includes expenditures for transportation, depreciation, meals and entertainment, printing and reproduction, promotion and public relations, research, trademark support, travel and video duplication.  The Company will continue to promote its trademarks and trade names on a regular basis.

General and Administrative Expenses

For the three months ended September 30, 2004 general and administrative expense increased by $136,806 or 25% from $556,781 for the three months ended September 30, 2003, to $693,587 for the three months ended September 30, 2004.  For the nine months ended September 30, 2004 general and administrative expense increased by $1,417,998 or 179% from $792,133 for the nine months ended September 30, 2003, to $2,210,131 for the nine months ended September 30, 2004.  The Company established the majority of its administrative organization related to Autos in the third quarter of 2003.  Autos operations are located in separate facilities in Las Vegas, Nevada and there are additional expenses related to occupancy.   Autos was responsible for approximately $96,000 in increased general and administrative expenses for the three months ended September 30, 2004 and approximately $1,042,000 for the nine months ended September 30, 2004 versus the same periods in 2003. The Company believes that Autos’ general and administrative cost structure is adequate for the foreseeable future and its personnel complement is not expected to increase substantially. The expense category with significant changes between the three and nine months ended September 30, 2003 and 2004 not directly related Autos were fees primarily related to legal, accounting and public relation fees for the Company sustaining its public reporting requirements.  In addition, the nine months ended September 30, 2004 the Company incurred costs related to investment banking fees for services rendered.

Other Income and (Expense)

Other income and (expense) increased $36,765 or 97% from expense of $38,006 for the three months ended September 30, 2003 to expense of $74,771 for the three months ended September 30, 2004.  Other income and (expense) increased $991,006 or 3,614% from expense of $27,422 for the nine months ended September 30, 2003 to expense of $1,018,428 for the nine months ended September 30, 2004.  The substantial increase in other income (expense) for the three and nine months ended September 30, 2004 versus the same time periods in 2003 is attributable to the increase in interest expense associated with the notes payable issued to the Company’s majority shareholder at the time of its merger and the continued advances from the majority shareholder in connection with its expanded operations.  For the nine months ended September 30, 2004 interest expense was offset by the net gain on the sale of the Company’s fixed assets primarily its tractor trailer of $83,650.

For the three and nine months ended September 30, 2004 and 2003 other income consisted of sublease rental income from a law firm.

Provision for Income Taxes

Carroll Shelby Licensing, Inc. was an S Corporation prior to the September 23, 2003 Exchange Agreement. The impact of conversion from an S Corporation to a C Corporation for tax purposes was not material to the financial position or statement of operations of the Company.

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, pursuant to which the Company accounts for deferred income taxes by applying enacted statutory rates in effect for periods in which the difference between the book value and the tax bases of assets and liabilities are scheduled to reverse. The resulting deferred tax asset or liability is adjusted to reflect changes in tax laws or rates. Because the Company has incurred losses from operations since inception all deferred tax assets have been fully reserved as of September 30, 2004.

The income tax expense for the nine moths ended September 30, 2004 represents the minimum state taxes due.

The total net operating losses as of September 30, 2004 of approximately $2,700,000 can be carried forward through 2024.  These net operating losses maybe affected by future performance of the Company during its 2004 operations and maybe limited to its use in the future by stock issued through its private placement.

Liquidity and Capital Resources

The Company has generated losses since inception, has limited operations, and negative working capital.  It is likely that our independent registered public accounting firm will express substantial doubt about the Company’s ability to continue as a going concern in their opinion for the current year.

Management believes its existing cash and cash equivalent of $181,381 and anticipated cash flows generated from operations will not be sufficient to fully execute its business plan.  The Company will be required to raise additional funding through the issuance of additional debt or equity.  If the Company is unable to do so, it may be required to cease operations.

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

The Company has not achieved profitable operations through September 30, 2004. It is not presently able to determine when profitable operations will be obtained. For the nine months ended September 30, 2004 its private placement financing generated in the fourth quarter of 2003 and through out 2004 (approximately $1,300,000) and increases in customer deposits (approximately $1,333,000) have financed operations through September 30, 2004.  The Company has a cash balance of $181,381 at September 30, 2004. The Company also has substantial current liabilities due including $2.75 million due to its shareholder, $2.5 million of customer deposits to be “offset” when cars are completed and delivered and $1.9 million of accounts payable and accrued expenses.

For the nine months ended September 30, 2004 and 2003 cash flows used in operations were $1,281,728 and $884,158, respectively.  The increase of cash used in operations is primarily related to our net loss, increases in inventory for production which were offset by increases in customer deposits, payables and accrued expenses.

Net cash used in investing activities for the nine months ended September 30, 2003 was approximately $67,498 as compared to cash used in investing activities of $266,636 for the nine months ended September 30, 2004. This increase was primarily a result of the purchase of property and equipment associated with the ramp up of the Cobra™ production activities and the purchase of a truck and trailer.

The Company’s financing activities for the nine months ended September 30, 2003 provided cash resources of $1,233,103 primarily related to the issuance of additional shareholder debt offset by the payments on its tractor trailer note.  For the nine months ended September 30, 2004, financing activities used funds of $326,253.  For the nine months ended September 30, 2004 cash provided from financing activities consisted of funds received from the private placement offering of unregistered shares net of fees of approximately $1,300,000, issuance of a note payable to purchase a truck for approximately $172,000, issuance of a note payable for a rent settlement of $44,000, offset by the repayment of shareholder notes of $1,730,000 and long term debt of approximately $119,000.

In August 2003, the Company retained an investment banker to provide, among other services, assistance with the Company’s financing efforts as it attempts to secure additional capital for product development, possible acquisitions and working capital and to assist the Company with general business strategy and advice regarding listing on a national exchange. As of June 30, 2004 the Company has finished its first capital raise through the sale of its common shares.  Through out the nine months ended September 30, 2004 the Company raised capital through a private placement of unregistered common stock. The Company received approximately $1,300,000 of cash, net of fees, from the sale of approximately 680,000 shares of common stock at $2.25 per share.

The note due from the Company to Venture Mold and Engineering Corporation in connection with certain inventory relating to the Shelby Series 1 program is five months in arrears, but not in default under the agreement with Venture.  The Company and Venture are in agreement with respect to the status of the note and the Security Agreement related thereto.

Off Balance Sheet Arrangements

CSI enters into indemnification provisions under its agreements with other companies in its ordinary course of business. Under these provisions, CSI generally indemnifies the indemnified party for losses suffered or incurred by the indemnified party as a result of CSI’s activities. These indemnification provisions generally survive termination of the underlying agreement. CSI has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, CSI believes the estimated fair value of these agreements is minimal. Accordingly, CSI has no liabilities recorded for these agreements as of September 30, 2004.

Contractual Obligations, Contingent Liabilities and Commitments

CSI has contractual obligations and commitments primarily with regard to facilities leases, inventory commitments and office equipment leases. The following table aggregates the Company’s expected contractual obligations and commitments subsequent to September 30, 2004:

	2004	2005	2006	2007	2008 and Beyond	Total
Contractual Obligations
Corporate Office Lease	$48,495	$8,082	$—	$—	$—	$56,577
Manufacturing Facility Lease	108,486	445,247	—	—	—	553,733
Phone System	863	3,454	2,303	—	—	6,620
Phone System (2)	1,181	4,725	3,544	—	—	9,450
Aluminum Body Frames for Shelby Cars	511,000	720,000	—	—	—	1,231,000
Carbon and Fiberglass Vehicles	3,750,000	4,800,000	5,850,000	3,600,000	3,600,000	21,600,000
Total	$4,420,025	$5,981,508	$5,855,847	$3,600,000	$3,600,000	$23,457,380

All accounts payable, accrued expenses and debt as presented on the consolidated financial statement are excluded from this table.

The Company expects to meet these future commitments through a combination of working capital and additional equity and or debt placements or issunances.

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

An agreement in principal has been reached, subject to court approval, to settle all pending litigation between the parties.  No written agreement has been signed as of yet.  The company will issue and file a press release and 8-K when and if the settlement is signed and approved by the court.

3. Case Name: Denice Shakarian Halicki v. Carroll Shelby, Carroll Shelby International, Inc., Carroll Shelby Licensing, Inc,, Carroll Hall Shelby Trust, Carroll Shelby Engineering, Inc, Carroll Shelby Motors, Inc., Carroll Shelby Distribution International, Inc.,  Unique Motorcars, Inc., and Sanderson Sales & Marketing

Case No.  CV04-8813

U.S. District Court, Central District of California

Carroll Shelby, Carroll Shelby International, Inc., Carroll Shelby Licensing, Inc,, Carroll Hall Shelby Trust, Carroll Shelby Engineering, Inc, Carroll Shelby Motors, Inc., Carroll Shelby Distribution International, Inc.,  Unique Motorcars, Inc., and Sanderson Sales & Marketing are named defendants in a lawsuit filed in federal court (Los Angeles, California) by Denice Shakarain Halicki alleging copyright infringement and  trademark infringement, over the use of the name “Eleanor” and the film title Gone in 60 Seconds.  Shelby is the owner of the trademark name “Eleanor” as recognized by the United States Patent and Trademark Office (Reg. #2,837,333).  This clearly grants rights to the name “Eleanor®“ for Class 12 products, which include automobiles, engines for automobiles and structural parts for automobiles. Shelby also owns the trademark for “Eleanor” used in connection with toys, namely die-cast metal model cars. The “Eleanor” vehicle currently is marketed and sold by Shelby licensee Unique Motorcars as the Shelby GT-500E. It is the company’s opinion that Shelby’s right to market and sell the vehicle is clear and such actions do not constitute infringement of any alleged common law trademark rights which Ms. Halicki may have to the “Eleanor” name in connection with the production or sale of the movie Gone in 60 Seconds. Further, with respect to the movie title Gone in 60 Seconds, Unique Motorcars has referenced the movie title in some of its advertising for the Shelby GT-500E.  However, this use has been strictly in an historical context (i.e. noting in the ads that a car “similar to” the Shelby GT-500 was seen in the movie Gone in 60 Seconds.)   Ms. Halicki’s use of the Shelby car design and name trademarks to make and sell the movie Gone in 60 Seconds was never authorized by Shelby, which owns all of the Shelby trademarks used in the movie. Shelby will vigorously pursue a counter-suit for trademark infringement and damages and considers Ms. Halicki’s lawsuit frivolous and malicious.

ITEM 2. CHANGE IN SECURITIES

For the nine months ended September 30, 2004 the Company raised capital through a private placement of unregistered common stock. The Company has received approximately $1,300,000 of cash, net of fees, from the sales of approximately 680,524 shares of common stock at $2.25 per share.  As of September 30, 2004 approximately 1,761,000 shares from this offering have been issued.

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

Reports on 8-k

Current Report item 5 Form 8K 2004-08-27

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARROLL SHELBY INTERNATIONAL INC.
(Registrant)
Date: November 15, 2004	By:	/s/ CARROLL SHELBY
Chief Executive Officer and Director
Date: November 15, 2004	By:	/s/ JOHN LUFT
President, Chief Financial Officer and Director